Form 10-Q
period 2010-09-30
SHADES HOLDINGS, INC.
filed 2010-12-09
CIK 1488366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-168139

SHADES HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Florida	27-1368114
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

20711 Sterlington Drive, Land O’ Lakes, Florida	34638
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  (813) 454-0130

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐       Accelerated Filer  ☐       Non-accelerated filer   ☐       Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The Registrant had 23,527,000 shares of Common Stock, par value $0.0001 per share, outstanding as of December 9, 2010.

Shades Holdings, Inc.
INDEX

		Page No.

PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at December 31, 2009 and September 30, 2010 (Unaudited)	F-2

	Consolidated Statements of Operations Three and Nine Months Ended September 30, 2010 (Unaudited), for the Period from November 23, 2009 (Inception) to September 30, 2010 (Unaudited)	F-3

	Consolidated Statement of Stockholders’ Equity: December 31, 2009 and September 30, 2010 (Unaudited)	F-4

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2010, for the Period from November 23, 2009 (Inception) to September 30, 2010	F-5

	Notes to Condensed Consolidated Financial Statements	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	8

Item 4.	Controls and Procedures	8

PART II.	Other Information

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Removed and Reserved	9

Item 5.	Other Information	9

Item 6.	Exhibits	10

SIGNATURES		11

Part 1 – Financial Information

Shades Holdings Inc.
(A Development Stage Company)
Index To Consolidated Financial Statements

Table of Contents	Page

Consolidated Balance Sheets December 31, 2009 and September 30, 2010 (Unaudited)	F-2

Consolidated Statements of Operations: For The Three and Nine Months Ended September 30, 2010 (Unaudited) For The Period From November 23, 2009 (Inception) To September 30, 2010 (Unaudited)	F-3

Consolidated Statements of Stockholders' Equity: December 31, 2009 and September 30, 2010 (Unaudited)	F-4

Consolidated Statements of Cash Flows: For The Nine Month Period Ended September 30, 2010 (Unaudited) For The Period From November 23, 2009 (Inception) To September 30, 2010 (Unaudited)	F-5

Notes To The Consolidated Financial Statements	F-6

Shades Holdings Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$22,624	$19,950
Inventory	1,278	-
Prepaid Expenses	74,494	80,890
Total current assets	98,396	100,840
Website-Net	2,250	3,000
Total assets	$100,646	$103,840

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable	$63	$1,712
Accrued Expenses	606	0
Total current liabilities	669	1,712

Stockholders' Equity:
Preferred stock, $0.01 par value;
10,000,000 shares authorized, none designated or issued	-	-

Common stock, $0.0001 par value;
100,000,000 shares authorized;23,527,000 and 23,310,000 shares issued and outstanding, respectively	2,352	2,331

Additional paid in capital	158,040	103,812
Deficit accumulated during development stage	(60,415)	(4,015)
Total stockholders' equity	99,977	102,128

Total liabilities and shareholders' equity	$100,646	$103,840

See Notes To Consolidated Financial Statements

Shades Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For The Three Month Period Ended September 30, 2010	For The Nine Month Period Ended September 30, 2010	For The Period From November 23, 2009 (Date of Inception) To September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$688	$2,375	$2,375
Cost of goods sold	708	1,747	$1,747
Gross Profit (Loss)	(20)	628	$628
Selling and General Administrative	26,255	57,027	61,042

Net loss	$(26,275)	$(56,400)	$(60,415)
Basic and diluted loss per share	$-	$-

Weighted average shares outstanding basic and diluted	23,527,000	23,450,882

See Notes To Consolidated Financial Statements

Shades Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
	Shares	Amount	Shares	Amount	Paid in Capital	Development Stage	Total

Balance, Nov 23, 2009 (Inception):
Issuance of common stock to founder and president valued at $0.0001 per share	-	-	20,000,000	$2,000	$-	$-	$2,000

Issue shares of common stock for services	-	-	310,000	31	77,469		77,500
Issue shares of common stock for $0.01 per share, net	-	-	3,000,000	300	26,343		26,643
Net loss for December 31, 2009	-	-	-	-	-	(4,015)	(4,015)

Balance at December 31, 2009	-	-	23,310,000	2,331	103,812	(4,015)	102,128
Issue of common stock for $0.25 per share	-	-	217,000	22	54,228		54,250
Net loss	-	-				(56,400)	(56,400)

Balance at September 30, 2010 (unaudited)	-	-	23,527,000	$2,352	$158,040	$(60,415)	$99,977

See Notes To Consolidated Financial Statement

Shades Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For The Nine Month	November 23, 2009
	Period Ended	( Inception)
	September 30, 2010	To September 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:

Net loss	$(56,400)	$(60,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	20,625	22,500
Amortization of website	750	750
Changes in operating assets and liabilities:
Prepaid expenses	(14,229)	(19,494)
Inventories	(1,278)	(1,278)
Accounts payable	(1,660)	52
Accrued Expenses	615	615
Net cash used in operating activities	(51,577)	(57,270)

Cash flows from investing activities:

Intangible Assets: Purchase	-	(3,000)
Net cash used for investing activities	-	(3,000)

Cash flows from financing activities:
Cash received from issuance of common stock	54,250	86,250
Cash paid for stock issuance costs	-	(3,357)
Net cash provided by financing activities	54,250	82,893

Net increase in cash and cash equivalents	2,673	22,623
Cash and cash equivalents at beginning of year	19,950	-

Cash and cash equivalents	$22,623	$19,233

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosures for non-cash items:
Stock issued for future services	$-	$75,625

See Notes To Consolidated Financial Statement

Shades Holdings Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The Company – Shades Holdings, Inc. (the Company) was organized in Florida on November 23, 2009.  The Company is in the development stage and has realized only minimal revenues from its planned operations.

Nature of Business -   We are an internet sales company which, through our wholly owned subsidiary, Daily Shades, Inc., sells name brand sunglasses at up to 70% off manufactured suggested retail prices at our website www.dailyshades.com.  Our business strategy is focused on a “daily deal” that is a niche in the internet market place.

The Summary of Significant Accounting Policies (Note 3) is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

References to accounting principles generally accepted in the Unites States of America are to those standards promulgated and described in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board.

Unaudited Consolidated Financial Statements-  The accompanying unaudited consolidated financial statements as of and for the three and nine month period ended September 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited consolidated financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position and the consolidated results of operations for the interim period presented. The operations for the three and nine month period ended September 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010.

NOTE 2. GOING CONCERN

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $4,015 and $60,415 from November 23, 2009 (Inception date) through December 31, 2009 and from our inception date through September 30, 2010 (unaudited), respectively.  Our revenues are minimal. In addition, during these periods, we used cash of $5,693 and $57,269 (unaudited), respectively, in our operating activities. Since our inception, we have been substantially dependent upon funds raised through the sale of common stock and the issuance of common stock for services. We will need to obtain additional financing to implement our business plan.  We may not be successful unless we can successfully market our products and generate revenue sufficient to continue our operations.  These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our ability to continue as a going concern for a reasonable period is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. During the years ended December 31, 2009 and since inception through September 30, 2010 (unaudited), we raised $28,643 and $82,893, respectively, from the sale of common stock. We cannot give any assurances regarding the success of our current operations or our ability to raise adequate capital to finance our operations. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

NOTES 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The Company prepares the financial statements in accordance with generally accepted accounting principles of the United States of America and, accordingly, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation – Our consolidated financial statements include the accounts of Shades Holding, Inc. and its wholly owned subsidiary, Daily Shades, Inc. All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

Impairment of Long-Lived Assets - Our management evaluates its tangible and definite-lived intangible assets for impairment under ASC 350 Intangible Assets and ASC 360 Impairments and Disposals.

Our evaluation related to tangible and intangible long-lived assets provides a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets.

Cash and Cash Equivalents—Cash equivalents are comprised of all highly liquid investments with maturity of three months or less when purchased.

Revenue Recognition– Revenue is recognized when evidence of the arrangement exists, the product is shipped to a customer, the fee for the service is fixed or determinable and when we have concluded that amounts are collectible from the customers. Estimated amounts for sales returns and allowances are recorded at the time of sale. Shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

Inventories – Inventories consist of retail merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand.

Intangible assets – The Company’s Website is recorded at cost and has a finite life.  The Website is amortized over the estimated periods of benefit of three years.

Earnings (Loss) Per Share - The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive.  The Company has no potentially dilutive securities at December 31, 2009 and September 30, 2010 (unaudited).

Fair Value of Financial Instruments - The Company carries cash and cash equivalents, inventory, and accounts payable and accrued expense at historical cost which approximates the fair value because of the short-term nature of these instruments.

Income Taxes - Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Share-Based Compensation – We apply the grant-date fair value method to our share-based payment arrangements with employees under the rules provided in ASC 718 Accounting for Share-Based Payments and Staff Accounting Bulletin 107.  Share-based compensation cost for employees is measured at the grant date fair value based on the value of the award and is recognized over the requisite service period, which is usually the vesting period for employees.

For share-based payment transactions with parties other than employees, we apply ASC 505-50 Equity Based Payments to Non-Employees. These non-employee services are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measureable. The measurement date for valuing share-based payments made to non-employees is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete.  Share-based payments to non-employees are recorded at fair value on the measurement date and reflected in expense over the requisite service period.

Recent Accounting Standards— The Company does not expect the adoption of recent accounting standards to have any material impact on its consolidated financial statements.

NOTE 4. PREPAID EXPENSES

Prepaid expense consisted of the following:

	September 30, 2010	December 31, 2010
	(unaudited)
Registration statement services	$69,486	$55,265
Accounting services	2,083	11,458
Search engine optimization services	2,083	9,583
Information technology services	842	4,584
Total prepaid expenses	$74,494	$80,890

NOTE 5. INTANGIBLE ASSETS

The Company’s intangible assets as of September 30, 2010 (unaudited) and December 31, 2009 are as follows:

	September 30, 2010	December 31, 20009
	(unaudited)
Website Development	$3,000	$3,000
Accumilated Amortization	(750)	-
Intangible Assets, Net	$2,250	$3,000

Unamortized intangible assets:

Estimated Amortization Expense:
	September 30, 2010	December 31, 2009
	(unaudited)
Three months ended December 31, 2010	$250	$1,000
For the year ended December 31, 2011	1,000	1,000
For the year ended December 31, 2012	1,000	1,000
	$2,250	$3,000

NOTE 6. EQUITY TRANSACTIONS

We have 100,000,000 authorized shares of common stock with a par value of $0.0001. Holders of voting shares are entitled to one vote for each share that they own at any shareholders' meeting.  Each share of common stock entitles the holder to one vote, either in person or by proxy, at meetings of shareholders.

We issued 20,310,000 shares of common stock upon formation on November 23, 2009 (date of inception).  We issued 20,000,000 shares to our President and director at par value for proceeds of $2,000 and the additional 310,000 shares were issued to vendors in exchange for future services, including legal services, accounting services, information technology services and search engine optimization services. See below for a description of each agreement.  We also sold 3,000,000 shares of our common stock at $0.01 per share to accredited investors and received approximately $30,000 in proceeds.

On February 1, 2010, we distributed to potential investors a Private Placement Memorandum offering 250,000 shares of our common stock at a price of $0.25 per share.  The shares were offered by us on a “best efforts” basis through the efforts of our President.  Although there was no minimum purchase requirement, each investor was permitted to purchase a maximum of 25,000 shares subject to our right to permit an investor to purchase more than the maximum individual subscription.  We sold 217,000 shares of our common stock resulting in cash proceeds of $54,250 to the Company.  This Private Placement Memorandum offering is now closed.

Common Stock Issued for Services to Non-employees

On November 23, 2009 the Company entered into a one (1) year consulting agreement with Ryan Ford for web consultation on our website dailyshades.com.  In consideration for services performed the Company compensated Mr. Ford with 10,000 shares of common stock.

On December 17, 2009 the Company entered into a one year consulting agreement with the Tyler Ryan Group to provide services on content and social media content.  In consideration for the services preformed, the Company will compensate TRG at $500 a month and issued 40,000 shares of our common stock as compensation for these services.

On November 23, 2009 the Company entered into a one (1) year consulting agreement with Ron Rule for IT services on our website dailyshades.com.  In consideration for services performed the Company compensated Mr. Rule with 10,000 shares of common stock.

On November 23, 2009 we issued 200,000 shares of our common stock as compensation for legal services.

The fair value of these shares is based upon the fair value of the services to be performed.  See Note 3 and Note 10 for the Share-Based Compensation.

NOTE 7. INCOME TAXES

The components of the provision for income taxes are as follows:

The income tax provision consists of the following:
	September 30, 2010	December 31, 2009
(unaudited)
Current taxes	$-	$-
Deferred taxes	$-	$-
Provision for income taxes	$-	$-

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows

	September 30, 2010	December 31, 2009
Income tax at federal statutory rate	34.00%	34.00%
State tax, net of federal effect	3.63%	3.63%
Valuation allowance	<37.63> %	<37.63> %
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows:
	September 30, 2010 Nine Month Period	December 31, 2009
	(unaudited)
Net operating loss carry forwards	$22,970	$1,524
Valuation allowance	(22,970)	(1,524)
Deferred taxes	$-	$-

We had a net operating loss for the year ended December 31, 2009 and for the nine months ended September 30, 2010.  We have provided no current income tax expense or benefit due to the losses incurred.  Our net operating loss is $4,015 for the period from November 23, 2009 (date of inception) to December 31, 2009 and $56,399 for the nine month period ending September 30, 2010 (unaudited), which is available for carry forward.  The net operating losses are carried forward for up to twenty years and available to offset future taxable income, if any.  The Company has provided a valuation allowance for the deferred tax benefit resulting from the net operating loss carryover.  The valuation allowance is being applied because of the limited operating history of the Company and inability to predict taxable income going forward.  In addressing the potential impact of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

NOTE 8.   COMPENSATION AGREEMENTS

Employment Compensation — We have not entered into an employment agreement or non-competition agreement with our President.  Our President is compensated $500 monthly for his services.

NOTE 9.   RELATED PARTIES

On November 23, 2009, we issued 20,000,000 shares of our restricted common stock to Sean M. Lyons, our founder, at a share price of $.0001, for consideration of $2,000.  Mr. Lyons developed our business plan and founded the Company.

On December 10, 2009, a shareholder, who purchased 1,100,000 shares of our common stock valued at $0.01 per share, is currently a supplier of merchandise.  Our operations are limited and have not achieved operational status to date.  At December 31, 2009 and for the nine month period through September 30, 2010 (unaudited), we had purchases from this supplier of $0 and $2,537, respectively.

Two shareholders are members of an accounting services organization that provide services to the Company and are related to the shareholder who provides merchandise to the Company.  During the period ended December 31, 2009, this service organization received 50,000 shares of our common stock valued at $0.25 per share or a total value of $12,500 in exchange for their accounting services charged to prepaid expense and amortized over a period of twelve months.

We do not own any real estate and do not intend to own real estate in the future.
We utilize space leased by a non-affiliated entity of our President on a rent free basis. If our business expands, we will likely need to lease office and/or warehouse space.

NOTE 10   SHARE- BASED COMPENSATION

Share-based payments awards of 310,000 shares of our common stock were granted to non-employee service providers. These share based payments were initially charged to prepaid expenses and are amortized to expense over the requisite service period.  Legal services related to our registration statements and included in prepaid expenses will be charged to paid in capital upon completion of our registration statement or to expense if our registration is unsuccessful (See Note 13).  These share based services totaled $77,500 and $0 for the period ended December 31, 2009 and the nine months ended September 30, 2010 (unaudited), respectively.  Share based compensation expense  amounted to $1,875 for the period from November 23, 2009 (inception date) through December 31, 2009 and $6,875 and $20,625 for the three and nine month periods ended September 30, 2010 (unaudited), respectively.

NOTE 11.    DIRECTORS COMPENSATION

 On July 9, 2010 the company elected three Board of Directors to serve one year terms.  The individuals are Sean Lyons, Jesus Diaz, and Ryan Ford.  Mr. Ford will receive 30,000 shares a year for his services which will vest quarterly and will be awarded at the end of the calendar year.  Mr. Diaz was also added as CFO and will receive 50,000 shares a year for his services as a board member and CFO.  His shares will vest quarterly and be awarded at end of the calendar year.  We will apply the grant date fair value method to our share based arrangement for these awards and record compensation expense as these shares vest.

NOTE 12.    SELLING AND GENERAL ADMINISTRATIVE EXPENSE

Selling and general administrative expense consisted of the following:

Nine Month Period Ended September 30, 2010

Accounting and Professional Expense	$45,202
Compensation Cost	4,878
Other general administrative	3,998
Advertising	2,199
Amortization	750
Selling and general administrative expense	$57,027

NOTE 13.   SUBSEQUENT EVENT

On July 9, 2010 the Company’s directors authorized the company to set aside 4,000,000 shares of common stock for the sale and issuance of the Company’s stock pursuant to the S-1 Registration Statement.  Our registration statement became effective on October 25, 2010.  Registration statement costs of $69,486 (See Note 4) included in prepaid expenses were charged to additional paid in capital upon completion of our registration statement.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our financial statements included in this report. The following discussion and analysis is intended to help the reader understand the results of operations, financial condition and cash flows of Shades Holdings, Inc.  Our Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements included herein.  We were incorporated as a Florida corporation on October 25, 2010.  Accordingly, there are no consolidated financial statements for the comparable three and nine month periods ended September 30, 2009.

Forward Looking Statements

Certain statements contained in this report on Form 10-Q and other written material and oral statements made from time to time by us do not relate to historical or current facts.  As such, they are referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as  “seek,” “anticipate, ” “believe, ” “estimate, ” “expect, ” “intend, ” “plan, ” “budget, ” “project, ” “may be, ” “may continue, ” “may likely result, ” and similar expressions. When reading any forward looking statement, you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

•	whether or not a market for our products and services develop and, if a market develops, the pace at which it develops;
•	our ability to successfully sell our products and services if a market develops;
•	our ability to attract the qualified personnel to implement our growth strategies;
•	our ability to develop sales and marketing capabilities;
•	the accuracy of our estimates and projections;
•	our ability to fund our short-term and long-term financing needs;
•
changes in our business plan and corporate strategies; and other risks and uncertainties discussed in greater detail in the sections of this report, including the section captioned “Plan of Operation”.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our Company and our business made elsewhere in this report, as well as other public reports filed with the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

Background

We are an online retailer of discount sunglasses incorporated under the laws of Florida on November 23, 2009.   We are a development stage company and have recently commenced our business operations.  From our inception on November 23, 2009 through September 30, 2010, we incurred a cumulative loss of $60,415 and have only generated nominal revenues from our business operations.  We offer and sell high quality, name brand sunglasses to our customers through our wholly owned subsidiary, Daily Shades, Inc., at discounts of up to 70% of the manufacturer’s suggested retail price.  Our products are offered and sold through our website at www.dailyshades.com and we intend to continue offering our products only through our websites.  We currently offer a different pair of sunglasses each day to our customers through our website.  We generally offer our sunglasses for a limited period of time and present the offer as a “daily deal” on our website.  Each day our quantities vary so our customers do not know how many pairs of sunglasses we will have of a particular model.  We have also recently added a bargain bin that consist of single models, old models and slightly damaged models.  We have also purchased the domain dailychrono.com and have that website under construction.  We intend to sell watches on that website using a similar business model and are targeting to have the new website up and operating by the first quarter of 2011.

Plan of Operation

We are a development-stage company, which currently sells discount sunglasses and seeks to expand its business model to include the sale of other products. During our development stage, we have and are devoting substantially all of our efforts to marketing and advertising through the use of different medias.  We are also engaged in developing our business infrastructure and we are seeking capital to support the further development and deployment of our internet sales platform. As of the date of this report, our activities have been limited to various organizational matters, limited operations, and the development of our business plan.

During our development stage, as discussed above, we will incur significant expenditures for organizational costs and marketing, arising both internally and externally. Initially, our organizational costs will make up the majority of our expenses.  We currently estimate that during our fiscal year ending December 31, 2010, our marketing expenditures will amount to approximately $4,000 and our operating costs will amount to approximately $65,000. These expenditures are entirely predicated on the success of our financing efforts discussed in Liquidity and Capital Resources, below. We have had to pay for most of our organizational costs with cash and currently anticipate that we will be required to pay for our marketing efforts with cash. However, to the extent that outside parties will entertain share-based payment arrangements, we will likely pursue negotiations on those lines.  As discussed in Note 6, Equity Transactions, contained in the explanatory notes to our audited financial statements for the period ended December 31, 2009 and September 30, 2010 (unaudited), we previously issued shares of our common stock as compensation to our social media content consultation, our IT consultant and our legal service provider.  We will seek stock-based compensation arrangements in the future.

Our website sales platform is currently generating limited revenues.  We anticipate that our marketing efforts will increase the traffic to our website, dailyshades.com, which will result in an increase in revenues.  Our revenues are primarily derived from the sale of products over our website.  We also have one advertising space on our main website in which we offer a “banner” style advertisement.  That advertising space generates limited revenue for us.  In the future, we plan to expand that opportunity and to allow additional advertising space on our main website and on our additional websites.  In addition, we are working on converting the domain names that we own to “live” websites by posting “splash pages” on those existing domain addresses indicating that those pages are coming soon and linking back to dailyshades.com, our main webpage.  A “splash page” is a simple one page website that requires minimal development output and expenditures but that will allow us additional exposure on the internet.

As we stated above, we are currently generating nominal revenues from our business operations.  Under our current business plan, we intend to invest a substantial portion of our revenues in our marketing efforts.  However, because we have limited revenues, we are currently spending very little on our marketing efforts.  To the extent that our revenues increase and provide the needed financing to spend money on marketing, the intended allocation of our financial resources will be as follows:

Expenditure Item	Percent of Total Expenditures
Advertising	30%
Social Media/Blogging	20%
SEO development	15%
Inventory	10%
Website Maintenance/Enhancement	10%
General Working Capital	15%

Advertising, social media, and search engine optimization (“SEO”) services.  In order for our business model to be successful, we must acquire, convert and retain customers.  In order to acquire customers, we must increase the traffic to our website.  As such, our highest priority will be to increase our marketing/advertising expenses.  We utilize various channels to market our products, including click-through based advertising on shopping comparison engines, targeted e-mails, display and banner advertisements on high-traffic portals, social networking via major social media sites, and onsite promotions on our websites.  If we are able to obtain the necessary capital, we intend to increase the ads we purchase from internet search engine providers like Google and Yahoo!.  While we believe that repetitive ads on the internet are a highly effective marketing tool, the costs associated with these advertisements are significant to our operations. Using  Google Ad Words, we can create advertisements and choose keywords, which are words or phrases related to our business.  When people search on Google using one of our keywords, our ad may appear next to the search results.  This allows us to advertise to an audience that is already interested in the products we provide.  Using this form of advertising, we can establish spending limits and we are generally only charged if someone clicks our ad, not just when our ad is displayed.  At the development stage that we are in, we do not have adequate resources to devote a substantial amount to internet advertising.  Year to date, we have spent approximately $3,000 on this type of advertising.  This is far short of the $10,000 per month goal that we believe is needed to see a substantial effect on revenues.

All of our social media through Facebook and Twitter is currently done by our management.  We believe this is an excellent marketing tool; however, we believe it should be done by a professional group.  While we have initially budgeted $10,000 per month to pay a professional group to manage this marketing aspect of our business, the development stage at which we are at has caused us to forego this expense until our financial position improves.  We intend to construct “fan pages” of our business on Facebook and similar sites, each of which cost approximately $2,500 for setup alone.  There are also monthly costs associated with the maintenance of these “fan pages.”  This campaign is our second priority after our Google Ad Words project. However, we do not currently have the capital and resources necessary to finance this project. We also anticipate establishing a blog on our website.  We believe this will assist us in drawing additional traffic to our website.  Estimates for establishing a “blog” can vary depending on the amount of content and number of bloggers.  We believe initial costs will be approximately $1,500, with monthly costs related to maintenance.  Finally, we also intend to reach our customers through daily “tweets” on Twitter.  We find this is a valuable tool to remind customers to visit our website for our “daily deal.”

Our search engine optimization (SEO) work is the next marketing aspect we plan on expanding when we are financially able.  We have retained an outside marketing firm to assist us in enhancing and developing our website and to assist us with SEO.  SEO is the practice of maximizing the volume or quality of traffic to a web site from search engines such as Google or Yahoo! via "natural" or un-paid search results.  Our efforts in this area have been limited due to our limited budget.  However, with proper funding, this aspect of our marketing campaign would be vastly expanded to increase our ranking in searches.

Acquisition of inventory.  With the expansion of our marketing campaign, we anticipate an increase in our sales.  As such, additional inventory channels would need to be found.  While our current business model does not require that we maintain high inventory levels, as our business grows, we may need to acquire and hold inventory.  If our inventory demands reach a certain level, we might need to find warehouse space.  The determination of size and cost at this point would be unknown.  However, we do not believe we will require warehouse space until the third or fourth quarter of 2011, at the earliest.  As of September 30, 2010, we currently retain very minimal inventory of approximately $1,400.

Website maintenance and enhancement.  Due to our existing budget constraints, we do a minimum amount of maintenance and updating to our website.  If our marketing campaign is successful and additional traffic is directed to our website, we will need to spend additional money on maintaining and enhancing our website to remain competitive.

General working capital needs.  If we are successful in establishing our sunglass segment, we will likely rollout additional “daily deal” sites for other clothing accessories such as hats, watches, shoes and other similar items.  We have acquired the website domain names of dailychrono.com, dailytote.com, dailylids.com, dailyflops.com, and dailysneaks.com.  Currently dailychrono.com, a website devoted to watches, is under construction and anticipated to launch in the first quarter of 2011.  Other than the launch of dailychrono.com, we do not anticipate expanding our business until the third or fourth quarter of 2011.  As we expand, we will focus on those markets that we believe have the greatest sales potential and the least competition.  The advertising/marketing campaign for these new segments would be substantially similar to those used for our sunglasses segment.

As our business grows, we also will need to hire additional employees.  We currently only have one employee, Sean Lyons, who is our Principal Executive Officer.  If our sales increase, we will need to hire additional people to accommodate that increase.  However, that is not anticipated to happen until the second or third quarter of  2011, at the earliest.  We believe our initial personnel needs will be in website maintenance, sales/customer service and a general operations manager.

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of ($26,275) and ($56,400) during the three and nine month periods ended September 30, 2010. In addition, during these periods, we used cash of $51,576 and $57,269, respectively, in support of our operating activities. As of September 30, 2010, we have cash on hand of $22,624 and working capital of $97,727. A substantial portion of our working capital results from non-cash share based payments for prepaid expenses totaling $74,494 for stock issued to service providers for legal, accounting and information technology services rendered to our company.  Since our inception, we have been substantially dependent upon funds raised through the sales of our stock in private placements to sustain our operating activities.   Our operating plan will require substantially all available liquid resources and additional financings sources, which we may not be able to achieve, to continue our business operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our preferred method of raising this necessary capital will be to sell shares through our current stock offering.  Our Registration Statement on Form S-1 (File No. 333-168139), related to our initial public offering, was declared effective by the SEC on October 25, 2010. A total of 4,000,000 shares of common stock were registered with the SEC to be sold by the Company with an aggregate offering price of $1,000,000 for the Company if all shares are sold. As of the date of this filing the Company has not sold any shares under the registration statement.

If we are not successful at selling sufficient shares to meet our minimum financing needs, we will seek advances from our existing shareholders.  In addition, we may seek debt financing or short term loans.  If we do not secure at least $200,000 we may not be able to continue our current minimal operations beyond the next twelve months and our business plan will fail.  We currently do not have any financing commitments (binding or non-binding) and we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations and fully implement the initial phase of our business plan.

The Company received $54,250 from the sale of its stock through private placements during the nine months ended September 30, 2010 to support our operating activities. However, further funding is not assured for the Company to continue as a going concern for a reasonable period and, ultimately, we need to generate profitable operations to sustain our business activities. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Cash balances amounted to $22,624 as of September 30, 2010 compared to $19,950 at December 31, 2009. We have working capital of $97,727 as of September 30, 2010 and we had working capital of $99,128 at December 31, 2009. Our working capital decreased as a result of our net loss during the nine months ended September 30, 2010.

Cash Flow from Operating Activities – We used cash of $51,577 in our operating activities during the nine months ended September 30, 2010.

We recorded a net loss of ($26,275) and ($56,400) during the three and nine months ended September 30, 2010.

Our cash from operating activities also includes cash flow from changes in our operating assets and liabilities of $16,552 for the nine months ended September 30, 2010 compared to a use of cash of $14,520 for the period from November 23, 2009 (inception) through December 31, 2009.

Our inventory was $1,278 at September 30, 2010 compared to $0 at December 31, 2009.  We made inventory purchases to take advantage of favorable pricing for these purchases.

Our non-cash prepaid expenses inventory were $74,494 at September 30, 2010 compared to $80,890 at December 31, 2009.  The decrease is attributable to the amortization of share based payments for accounting, information technology services and legal services.  In October of 2010, we charged non-cash share based registration statements costs of $69,486 to paid in capital upon the effective registration of our common stock on October 25, 2010.

Accounts payable and accrued expenses were $669 at September 30, 2010, a decrease of $1,043 from $1,712 at December 31, 2009.  This use of funds is due to the timing of payments for services accrued at December 31, 2009.

Cash Flow from Investing Activities – We used cash of $0 and $3,000 in our investing activities during the nine months ended September 30, 2010 and for the period from November 23, 2009 (inception) through December 31, 2009, respectively. We incurred $3,000 of costs associated with the development costs for our website at December 31, 2009 and incurred $0 for investing activities during the nine months ended September 30, 2010.

We have no commitments for the purchase of property and equipment or other long lived assets.

Cash Flow from Financing Activities – We received $54,250 of cash from our financing activities related to a private placement offering of our stock during the nine months ended September 30, 2010 and generated $28,643 of net proceeds from the sale of our stock for the period from November 23, 2009 through December 31, 2009 from a private placement offering of our stock and the sale of our common stock to our founding stockholder. We have been substantially dependent on these types of financings since inception.

We currently have approximately 5,102,222 shares of our common stock available for sale to the public with the completion of our registration statement which became effective October 25, 2010.  A total of 1,102,222 of these shares are offered by our selling shareholders with no proceeds to the benefit of the Company from the sales of these shares.  The proceeds from the sale of the remaining 4,000,000 shares, if any shares are sold, will be proceeds to the benefit of the Company.  Through December 7, 2010, the Company has not sold any of these shares. There can be no assurances that any of our common stock available for sale to the public will be sold or that funding sources to meet our business needs will become available or on terms that are suitable to our management.  The Company’s focus has been on filing its registration statement and addressing the regulatory requirements associated with becoming a public company rather than actively offering its shares.  The Company intends to begin actively offering its shares to raise the funds necessary to implement its business plan.

Results of Operations

Three Months Ended September 30, 2010

Revenues – We derive our revenues from the sale of tangible products primarily sunglasses. Our consolidated product sales of sunglasses were $688 for the three months ended September 30, 2010. Our revenues are limited and will continue to be limited until we can fully implement our business plan.

Cost of Product Sales – Our cost of product sales were $708 for the three months ended September 30, 2010. Our cost of product sales is a direct result of our sales activity.  Costs of products sold included unexpected emergency shipping costs and product pricing costs and resulted in our cost of products sold exceeding our revenue during this period.

Selling General and Administrative Expenses – Operating expenses consist of advertising expense, accounting and professional expenses, compensation costs and general, amortization and administrative expenses. Our analysis of the material components of changes in operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense was $1,479 for the three months ended September 30, 2010.   Due to limited operating activity our advertising expense is set at minimum levels.

Accounting and Professional Expense – Accounting and consulting professional expenses were $20,040 for the three months ended September 30, 2010. The expenses in the current quarterly period include non-cash share-based payment expense for accounting and information technology services of $6,873. These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Compensation Costs – Compensation related costs consist of salaries and payroll taxes. These costs were $1,526 for the three months ended September 30, 2010. Our compensation costs are for our Principal Executive Officer.

Amortization – Our amortization of intangible assets was $250 for the three months ended September 30, 2010. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $2,960 for the three months ended September 30, 2010. These costs reflect normal operating expenses associated with our filings with the regulatory agencies and other administrative expenses.

Net Loss – We have reported net loss of ($26,275) during the three months ended September 30, 2010. This net loss is a result of the items discussed in the preceding discussion.

Nine months Ended September 30, 2010

Revenues – We derive our revenues from the sale of tangible products primarily sunglasses. Our consolidated product sales of sunglasses were $2,375 for the nine months ended September 30, 2010.  Gross profit margin of 26.5% was achieved during the nine month period.  We expect our margins to increase over time.  Our revenues are limited and will continue to be limited until we can fully implement our business plan.

Cost of Product Sales – Our cost of product sales were $1,747 for the nine months ended September 30, 2010. Our cost of product sales is a direct result of our sales activity.  Costs of products sold reflect our normal costs for products we sell but include some unexpected emergency shipping costs and product pricing costs which did not significantly impact our gross profit levels.

Selling General and Administrative Expense – These operating expenses consist of advertising expense, accounting and professional expenses, compensation costs and general expenses, amortization and administrative expenses. Our analysis of the material components of changes in our operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense was $2,199 for the nine months ended September 30, 2010.   Due to limited operating activity our advertising expense is set at minimum levels however we expect these expenses to increase as our operating activity increases.

Accounting and Professional Expense - Accounting and consulting professional expenses were $45,202 for the nine months ended September 30, 2010. These expenses in the current quarterly period include non-cash share-based payment expense for accounting and information technology services of $20,625. These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Compensation Costs – Compensation related costs consist of salaries and payroll taxes. These costs were $4,878 for the nine months ended September 30, 2010. Our compensation costs relate to payroll for our Principal Executive Officer.

Amortization - Our amortization of intangible assets was $750 for the nine months ended September 30, 2010. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $3,998 for the nine months ended September 30, 2010 and $0 for the nine months ended September 30, 2009. These costs reflect normal operating expenses associated with our filings with the regulatory agencies and other administrative expenses.

Net Loss – We have reported net loss of ($56,400) during the nine months ended September 30, 2010. The net loss is a result of the items discussed in the preceding discussion.

We have experienced a recent increase in our professional costs primarily because of professional accounting and legal fees incurred in connection with the preparation and filing of our registration statement on Form S-1.  We believe that these increased costs are associated with our efforts to become a public company. However, our administrative and overall general costs will continue to remain high now that our registration statement has been declared effective.  Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934. This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as the other filing requirements found in that Act. We will also incur additional expenses associated with the services provided by our transfer agent. In addition, to the work we are presently doing, we will need to focus our time and energy to complying with the Exchange Act. This will detract from our ability and efforts to expand our business model and future product and service offerings.

We anticipate incurring these additional expenses related to being a public company without receiving a substantial increase in revenues associated with this undertaking. Therefore, these additional expenses will not be offset by an increase in revenue. There is currently no public market for our common stock. We will need to compensate for these additional costs associated with becoming a public company by revenues generated from our products or from the public or private sale of or equity securities, the procurement of advances from our majority shareholder, debt financing or short-term loans, or a combination of the foregoing. As discussed elsewhere in this report, we currently do not have any financing commitments (binding or non-binding) and we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations and meet these increased costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in our notes to our consolidated financial statements for the period ended December 31, 2009 and September 30, 2010 (unaudited). On an on-going basis, we evaluate our estimates, including those related to deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of our financial instruments and equity instruments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition and accounts receivable and intangible assets, investments, financial instruments.

Revenue recognition – Revenue is recognized when evidence of the arrangement exists, the product is shipped to a customer, or in the limited circumstances, at destination, when terms provide that title passes at destination, and when we have concluded that amounts are collectible from the customers. Estimated amounts for sales returns and allowances are recorded at the time of sale. Shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

Accounts receivable – Accounts receivable represents normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. Notwithstanding these collections, we periodically evaluate the collectability of our accounts receivable and consider the need to establish an allowance for doubtful accounts based upon our historical collection experience and specifically identifiable information about our customers.

Inventories – Inventories consist of retail merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand.

Impairments – The Company’s management evaluates its tangible and definite-lived intangible assets for impairment under Statement of Financial Accounting for the Impairment or Disposal of Long-Lived Assets  annually at the beginning of our fourth fiscal quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. Our evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets.

Financial instruments – Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities.  We carry cash and cash equivalents, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values.

Recent Accounting Standards

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010. This evaluation was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms.  In addition, the evaluation’s goal was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2010, our disclosure controls and procedures were not effective:

Deficiencies pertaining to a lack of human resources within our finance and accounting functions: We currently only have one employee. The lack of appropriately skilled personnel and less effective monitoring activities could result in material misstatements to financial statements not being detected in a timely manner.

Deficiencies pertaining to the lack of controls or ineffectively designed controls: Our control design analysis and process walk-throughs disclosed a number of instances where review approvals were undocumented, where established policies and procedures were not defined, and controls were not in place.

Deficiencies related to information technology control design and operating effectiveness weaknesses: This material weakness resulted from the absence of key formalized information technology policies and procedures and could result in (1) unauthorized system access, (2) application changes being implemented without adequate reliability testing, (3) inconsistent investigation of system errors and the absence of timely or properly considered remedial actions, and (4) over reliance on spreadsheet applications without quality control assurances. These factors could lead to material errors and misstatements to financial statements occurring without timely detection.

Deficiencies related to failures in operating effectiveness of the internal control over financial reporting: Our procedures relating to operating effectiveness, including monitoring activities, of financial reporting internal controls continue to be ineffective. When an assessment was done to confirm the effectiveness of the internal control over financial reporting, controls were not operating effectively. We need to remediate our material weakness in internal control.

Management’s Report on Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting. However, we are in the process of determining the remediation measures necessary to address our control deficiencies and material weaknesses.

PART II             OTHER INFORMATION

Item 1.   Legal Proceedings - None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We have no recent sales of unregistered securities.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form S-1 (File No. 333-168139), related to our initial public offering, was declared effective by the SEC on October 25, 2010. A total of 4,000,000 shares of common stock were registered with the SEC to be sold by the Company with an aggregate offering price of $1,000,000 for the Company if all shares are sold. As of the date of this filing the Company has not sold any shares under the registration statement. The Company is not actively offering its shares.  The Company’s focus has been on filing its registration statement and addressing the regulatory requirements associated with becoming a public company rather than actively offering its shares.  The Company intends to begin actively offering its shares to raise the funds necessary to implement its business plan.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Removed and Reserved

Item 5.  Other Information – None.

Item 6.  Exhibits

Exhibit No.	Description
3.01*	Articles of Incorporation of Shades Holdings, Inc.
3.02*	Bylaws of Shades Holdings, Inc.
31.01**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 9, 2010.
31.02**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 9, 2010.
32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 9, 2010.
32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 9, 2010.

* Previously filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission dated July 16, 2010.

** Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHADES HOLDINGS, INC.

By:	/s/ Sean M. Lyons
Sean M. Lyons, Principal Executive Officer

By:	/s/ Jesus Diaz
Jesus Diaz, Principal Financial Officer and Principal Accounting Officer

Dated: December 9, 2010