Form 10-K
period 2010-12-31
SHADES HOLDINGS, INC.
filed 2011-04-15
CIK 1488366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to section 12 (g) of the Exchange Act:  Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, is $876,250, which is based on a price per share of $0.25, the price at which the common stock was last sold.

The Registrant had 23,607,000 shares of common stock, par value $0.0001 per share, outstanding as of April 15, 2011.

Shades Holdings, Inc.

INDEX

		Page No.
PART I.

Item 1.	Business.	1

Item 2.	Properties.	3

Item 3.	Legal Proceedings.	3

Item 4.	(Removed and Reserved).

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	3

Item 6.	Selected Financial Data.	4

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

Item 8.	Financial Statements and Supplementary Data.	F1 - F14

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	10

Item 9A.	Controls and Procedures.	10

Item 9B.	Other Information.	11

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.	11

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	13

Item 12.	Executive Compensation.	14

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	15

Item 14.	Principal Accounting Fees and Services.	16

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	17

SIGNATURES		18

DESCRIPTION OF THE COMPANY’S BUSINESS

General

We are an online retailer of discount designer and brand name sunglasses incorporated under the laws of Florida on November 23, 2009.   We are a development stage company and have recently commenced our business operations.  From our inception on November 23, 2009 through December 31, 2010, we incurred a cumulative loss of ($175,908) and have only generated limited revenues from our business operations.

We offer and sell high quality, name brand sunglasses to our customers through our wholly owned subsidiary, Daily Shades, Inc.  We offer recognized designer brand sunglasses, such as Armani®, Prada®, Versace®, Ray Ban® and Gucci®, at discounts of up to 70% of the manufacturer’s suggested retail price.  Sunglasses available through our bargain bin are typically offered at discount prices as well.   Our products are offered and sold through our website at www.dailyshades.com and we intend to continue offering our products only through our website.  We currently offer a different pair of sunglasses each day to our customers through our website.  We generally offer our sunglasses for a limited period of time and present the offer as a “daily deal” on our website.  Each day our quantities vary so our customers do not know how many pairs of sunglasses we will have of a particular model.  We also offer single models, old models and slightly damaged models in our “bargain bin.”

We anticipate generating revenue streams from the sale of our products to our customers and the sale of advertising space on our website to other companies.  To date, our operations have been limited and we have only earned $2,588 in revenues from the sale of our products.  We have earned less than $200 from the sale of advertising space on our website.

In order for our business model to be successful, we must acquire, convert and retain customers while developing the processes, methods and infrastructure necessary to do so efficiently and cost-effectively.  This requires specific competencies in creating a compelling online shopping experience, ensuring reliable and timely product fulfillment and providing superior customer service.

Our website and our products

Because online shoppers cannot touch or feel products, online retailers must find ways to supplant the physical shopping experience with a content-rich, user-friendly interface that makes it easy for shoppers to find, research and compare products, answer their questions and direct them toward a buying decision. Shoppers must also feel comfortable enough with the reliability and reputability of an online retailer to make a purchase online.  Many online retailers’ websites are clogged with needless information and products.  We have designed a website that we believe is simple and user friendly with a focus on our “daily deal.” Our website contains high quality pictures and detailed descriptions of all of our products and prominently features our “daily deal” product.  If customers desire to purchase one of our products, they simply click “Buy Now” and are taken to our checkout center.  We accept all major credit cards as well as PayPal and we believe the payment process is extremely easy.

We also sell advertisement space on our website.  To date, our sale of advertising space has generated de minimus revenues; however, we anticipate this will develop into a consistent and significant source of revenues for our business.  Also, we launched “splash pages” for the other daily deal domains owned by us, which include dailyflops.com, dailylids.com, dailytote.com, dailysneaks.com, and dailychrono.com (which is currently under construction).  A “splash page” is a simple one page website that requires minimal development output and expenditures but that will allow us additional exposure on the internet.  Each of these other daily deal domains has an advertisement that can potentially generate revenue and has a link to our website, dailyshades.com.

Product delivery

Delivering customer purchases quickly and efficiently is critical to our customer satisfaction.  We strive to exceed customer expectations by fulfilling orders rapidly and accurately. We generally utilize a “drop shipping” arrangement to deliver the products offered as our “daily deal.”  When we receive an order, we transfer the order and shipment details to either the manufacturer or a wholesaler, who then ships the goods directly to the customer.  In the instances where we ship the products to our customers directly, we utilize the United States Postal Service or UPS®, both of which use signature confirmation for delivery and arrive in two to three business days generally. These processes allow our customers to receive our products promptly and also allow us to minimize our overhead costs as we are not required to maintain inventory of our product.  The inventory we do carry is generally limited to single models in limited quantity, old models and slightly damaged models that we offer through our “bargain bin.”

Further, while other online retailers run the risk of running out of stock of a certain item, our customers generally understand that the items we offer are of a limited quantity.  Therefore, we do not believe our customer’s inability to order a certain product once it has been sold out will have a negative impact on that customer’s experience with our company.

We offer free shipping within the continental U.S. and offer shipping to the U.K. on a fixed cost basis.

Customer Service

A high level of customer service both during and after a transaction is essential to reduce new customer acquisition costs and to improve sales and margins from existing customers.  Our customers can contact us via telephone or email with any questions about our products or their specific orders.   Further, once our customers place an order, we provide our customers email notifications on the status of their order from the time the purchase is made through delivery.  Our standard return policy allows merchandise purchased on our websites to be returned within 30 days of the original invoice date for a full refund, less certain shipping expenses.  To date we have only had two products returned to us and several exchanges.

Marketing

We utilize various channels to market our products, including click-through based advertising on shopping comparison engines, targeted e-mails, display and banner advertisements on high-traffic portals, social networking via major social media sites, and onsite promotions on our websites.  We currently do not conduct any “offline” marketing activities.

Our primary marketing channels to date have been through the social networking sites Twitter (http://twitter.com/DailyShades) and facebook.  We believe these social networking sites allow us to reach our target customer base.  Over the last year, those people following us on the social networking sites increased by more than 1,000 percent.  Although this increase does not guarantee sales, it gives our brand additional exposure and improves the opportunity we have to direct customers to our website.  We also have retained an outside marketing firm to assist us in enhancing and developing our website and to assist us with “search engine optimization.”  Search engine optimization is the practice of maximizing the volume or quality of traffic to a web site from search engines such as Google or Yahoo! via "natural" or un-paid search results.  In the future, we may also bid for specific keywords on search engine websites, such as Google and Yahoo! in order to receive optimum visibility in the displayed results when visitors browse for product on these sites.  Over the last year, we slightly expanded our Google advertising keyword campaigns in an effort to bring traffic to our website.  We also anticipate entering into contracts with other online retailers to allow them to link to our “daily deal.”  We have been featured on several “deal of the day” websites which has generated traffic to our website.

Suppliers

We generally do not purchase inventory from our suppliers; rather, we typically negotiate an arrangement with our supplier to acquire the products at a fixed cost, which we do not incur until the item is sold.  However, there are limited instances where we purchase inventory such as greatly discounted models and carry that inventory from time to time.  Currently, we have a contract with a supplier, Snazzy Buys, Inc., which is terminable by either party upon 30 days notice.   Our agreement with Snazzy Buys, Inc. provides that we will pay them 15% over their cost of goods for the merchandise we acquire from them.  It also contains a warranty that all products we acquire from Snazzy Buys are genuine and authentic products of the brands represented and are not counterfeit.  We pay Snazzy Buys monthly for the products we acquire from them.  If Snazzy Buy’s invoices are not satisfied timely, interest accrues at 1.5% per month on the outstanding amount.

Additionally, we are approved by three drop shipper suppliers, who supply designer and brand name sunglasses.  A drop shipper allows the retailer to advertise the drop shipper’s supply of items, products and merchandise, and the retailer only incurs the cost of the item, product or merchandise when the retailer sells the item, product or merchandise to a customer.  When a customer places an order with the retailer, the retailer transfers the customer order to the drop shipper.  Once the retailer pays the drop shipper for the merchandise ordered by the customer, the drop shipper ships the merchandise directly to the customer in a non-marked package with the retailer’s return address.  Further, a drop shipper does not require a minimum order or maintenance of a credit line by the retailer.  While the method of using drop shippers reduces our cost, it removes some of our control with respect to the transaction, which can potentially cause some customer service issues.  We continually seek this type of relationship with drop shippers.

While we will seek to establish supply channels with other manufacturers, retail chains, wholesalers and liquidators that have excess sunglass inventory, we do not anticipate entering into any contracts or arrangements with our suppliers that guarantee the availability of merchandise, or provide for the continuation of particular pricing or other practices, as this is atypical in our industry.  As such, our suppliers may cease selling us inventory on current terms or entirely, and, if the terms are changed, we may not be able to establish new supply relationships on similar or better terms.

Technology

Our technology systems are a critical component of our success and are designed to enhance efficiency and scalability.  As noted above, our website provides product descriptions, search and ordering functionalities and product reviews. We utilize secure encryption technology to send and receive confidential financial information during the transaction process.  Online fraud is a constant threat to security and reliability of e-commerce retailers. We work with third-party vendors to assist us in monitoring our network security devices and to secure our online payment systems.  We have developed and deployed a scalable back office platform that allows us to monitor transactions and changes to financial data as well as provide our management with daily updates.  We utilize third-party applications for accepting and validating customer orders, placing and tracking orders with suppliers, managing inventory and assigning it to customer orders and ensuring proper shipment of products to customers.

Competition

The e-commerce market is rapidly evolving and intensely competitive with limited barriers to entry.   The internet’s development into a significant global medium for communication, content and commerce has led to substantial growth in online shopping.  According to the Forrester Research report, “U.S. eCommerce Forecast, 2008 to 2013,” published February 2, 2009, the U.S. e-commerce market was $141.3 billion in 2008 and is expected to grow to $229.1 billion in 2013, representing a 10.1% compound annual growth rate. In addition, Forrester predicts that online retail sales will grow from 5% of total retail sales in 2008 to 8% of total retail sales by 2013.  We expect that our primary competition will come from internet retailers such as Woot.com, ebay.com and other “deal of the day” websites.  Our primary supplier, Snazzy Buy’s, also is a competitor of ours in that they offer designer sunglasses through their website. Our competitors will also include established internet retailers such as hiSunglasses.com, eyesave.com, Overstock, Bluefly, and Amazon, internet auction websites such as eBay and Bidz, and traditional discount retail chains like Marshalls, TJMaxx and Ross.  Competitors can enter our market with little difficulty and can launch competing website locations with relatively low costs.  Many of our potential online and brick-and-mortar competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than we do.  In addition, our competitors have used and may continue to use aggressive pricing or promotional strategies, have stronger supplier relationships with more favorable terms and inventory allocation and devote substantially greater resources to website and system development than we do.  We expect competition will intensify in the future as e-commerce continues to grow worldwide. Increased competition may result in reduced operating margins, reduced profitability, loss of market share and diminished brand recognition.

Growth Strategy

Our plan is to be one of the internet’s premiere discount sunglass retailers with our “daily deal.”  To accomplish this, we must acquire, convert and retain customers while developing the processes, methods and infrastructure necessary to do so efficiently and cost-effectively.  This requires specific competencies in creating a compelling online shopping experience, ensuring reliable and timely product fulfillment and providing superior customer service.  If we are successful in establishing our sunglass segment, we will likely rollout additional “daily deal” sites for other clothing accessories such as hats, watches, shoes and other similar items.  We have acquired the website domain names of dailychrono.com, dailytote.com, dailylids.com, dailyflops.com, and dailysneaks.com.

Employees

Sean Lyons is our Chief Executive Officer and President.  Jesus Diaz is our Chief Financial Officer.  We have no other employees other than Messrs. Lyons and Diaz at this time.

DESCRIPTION OF PROPERTIES

Our principal executive offices are located at 20711 Sterlington Drive, Land O’ Lakes, Florida 34638.  The space is provided at no charge by a related party.  In the future we will need to obtain warehouse space and office space if business increases.

LEGAL PROCEEDINGS

None.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is presently no public market for our common stock.  We currently plan to have our common stock quoted on the Over The Counter Bulletin Board (the “OTCBB”).  However, we can provide no assurance that our shares will be quoted on the OTCBB or, if quoted, that a public market will materialize.

Holders

As of December 31, 2010, there were 35 registered holders or persons otherwise entitled to hold our common stock.

Dividends

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends with respect to those securities in the foreseeable future.  Our current business plan is to retain any future earnings to finance the expansion and development of our business.  Any future determination to pay cash dividends will be at the sole discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors, as our Board of Directors may deem relevant at that time. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the common stock as to the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND PLAN OF OPERATIONS

Our Management’s Discussion and Analysis should be read in conjunction with our financial statements included in this report. The following discussion and analysis is intended to help the reader understand the results of operations, financial condition and cash flows of Shades Holdings, Inc.  Our Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements included herein.  We were incorporated as a Florida corporation on November 23, 2009.

Forward Looking Statements

Certain statements contained in this report on Form 10-K and other written material and oral statements made from time to time by us do not relate to historical or current facts.  As such, they are referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as  “seek,” “anticipate, ” “believe, ” “estimate, ” “expect, ” “intend, ” “plan, ” “budget, ” “project, ” “may be, ” “may continue, ” “may likely result, ” and similar expressions. When reading any forward looking statement, you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

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

Background

We are an online retailer of discount sunglasses incorporated under the laws of Florida on November 23, 2009.   We are a development stage company and have recently commenced our business operations.  From our inception on November 23, 2009 through December 31, 2010, we incurred a cumulative loss of ($175,908) and have only generated limited revenues from our business operations.  We offer and sell high quality, name brand sunglasses to our customers through our wholly owned subsidiary, Daily Shades, Inc., at discounts of up to 70% of the manufacturer’s suggested retail price.  Our products are offered and sold through our website at  and we intend to continue offering our products only through our websites.  We currently offer a different pair of sunglasses each day to our customers through our website.  We generally offer our sunglasses for a limited period of time and present the offer as a “daily deal” on our website.  Each day our quantities vary so our customers do not know how many pairs of sunglasses we will have of a particular model.  We have also recently added a bargain bin that consist of single models, old models and slightly damaged models.  We have also purchased the domain dailychrono.com and have that website under construction.  We intend to sell watches on that website using a similar business model and are targeting to have the new website up and operating by the second quarter of 2011.  In anticipation of having dailychrono.com operating by the second quarter of 2011, we purchased a small amount of inventory of watches in the fourth quarter of 2010.

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

During our development stage, as discussed above, we will incur significant expenditures for organizational costs and marketing, arising both internally and externally.  Our organizational costs have made up the majority of our expenses to date.  These expenditures are entirely predicated on the success of our financing efforts discussed in Liquidity and Capital Resources, below.  We have had to pay for most of our organizational costs with cash and currently anticipate that we will be required to pay for our marketing efforts with cash. However, to the extent that outside parties will entertain share-based payment arrangements, we will likely pursue negotiations on those lines.  As discussed in Note 6, Equity Transactions, contained in the explanatory notes to our audited financial statements for the period ended December 31, 2009 and December 31, 2010, we previously issued shares of our common stock as compensation to our social media content consultation, our IT consultant and our legal service provider.  We will seek stock-based compensation arrangements in the future.

Our website sales platform is currently generating limited revenues.  From inception (November 23, 2009) through December 31, 2010, we generated $2,696 in revenues from our operations.  We anticipate that our marketing efforts will increase the traffic to our website, dailyshades.com, which will result in an increase in revenues.  Our revenues are primarily derived from the sale of products over our website.  We also have one advertising space on our main website in which we offer a “banner” style advertisement.  That advertising space generates limited revenue for us.  In the future, we plan to expand that opportunity and to allow additional advertising space on our main website and on our additional websites.  Our additional daily deal domains, which include dailyflops.com, dailylids.com, dailytote.com, dailysneaks.com, and dailychrono.com (which is currently under construction), have “splash pages” with advertisements on them and a link back to our website, dailyshades.com.  A “splash page” is a simple one page website that requires minimal development output and expenditures but that will allow us additional exposure on the internet.

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

Advertising, social media, and search engine optimization (“SEO”) services.  In order for our business model to be successful, we must acquire, convert and retain customers.  In order to acquire customers, we must increase the traffic to our website.  As such, our highest priority will be to increase our marketing/advertising expenses.  We utilize various channels to market our products, including click-through based advertising on shopping comparison engines, targeted e-mails, display and banner advertisements on high-traffic portals, social networking via major social media sites, and onsite promotions on our websites.  If we are able to obtain the necessary capital, we intend to increase the ads we purchase from internet search engine providers like Google and Yahoo!.  While we believe that repetitive ads on the internet are a highly effective marketing tool, the costs associated with these advertisements are high. Using  Google Ad Words, we can create advertisements and choose keywords, which are words or phrases related to our business.  When people search on Google using one of our keywords, our ad may appear next to the search results.  This allows us to advertise to an audience that is already interested in the products we provide.  Using this form of advertising, we can establish spending limits and we are generally only charged if someone clicks our ad, not just when our ad is displayed.  At the development stage that we are in, we do not have adequate resources to devote a substantial amount to internet advertising.  For the fiscal year ended December 31, 2010, we spent approximately $4,000 on this type of advertising.  This is far short of the $10,000 monthly goal that we believe is needed to see a substantial effect on revenues.  We anticipate spending approximately thirty percent (30%) of our funds on this type of advertising during our fiscal year ending December 31, 2011.

All of our social media through Facebook and Twitter is currently done by our management.  We believe this is an excellent marketing tool; however, we believe it should be done by a professional group.  While we have initially budgeted $10,000 per month to pay a professional group to manage this marketing aspect of our business, the development stage at which we are at has caused us to forego this expense until our financial position improves.  We intend to reconstruct “fan pages” of our business on Facebook and similar sites, each of which will cost approximately $2,500 at a minimum.  There are also monthly costs associated with the maintenance of these “fan pages.”  This campaign is our second priority after our Google Ad Words project. However, we do not currently have the capital and resources necessary to finance this project. We also anticipate establishing a blog on our website.  We believe this will assist us in drawing additional traffic to our website.  Estimates for establishing a “blog” can vary depending on the amount of content and number of bloggers.  We believe initial costs will be approximately $1,500, with monthly costs related to maintenance.  Finally, we also intend to reach our customers through daily “tweets” on Twitter.  We find this is a valuable tool to remind customers to visit our website for our “daily deal.”

Our search engine optimization (SEO) work is the next marketing aspect we plan on expanding when we are financially able.  We have retained an outside marketing firm to assist us in enhancing and developing our website and to assist us with SEO.  SEO is the practice of maximizing the volume or quality of traffic to a  from  such as Google or Yahoo! via "natural" or un-paid search results.  Our efforts in this area have been limited due to our limited budget.  However, with proper funding, this aspect of our marketing campaign would be vastly expanded to increase our ranking in searches.

Acquisition of inventory.  With the expansion of our marketing campaign, we anticipate an increase in our sales.  As such, additional inventory channels would need to be found.  While our current business model does not require that we maintain high inventory levels, as our business grows, we may need to acquire and hold inventory.  Many wholesalers require that we place certain minimum orders for inventory, which we are currently unable to do because the minimum orders exceed our current budget.  If our inventory demands reach a certain level, we might need to find warehouse space.  The determination of size and cost at this point would be unknown.  However, we do not believe we will require warehouse space until the third or fourth quarter of 2011, at the earliest.  As of December 31, 2010, we currently retain very minimal inventory of approximately $2,961.

Website maintenance and enhancement.  Due to our existing budget constraints, we do a minimum amount of maintenance and updating to our website.  If our marketing campaign is successful and additional traffic is directed to our website, we will need to spend additional money on maintaining and enhancing our website to remain competitive.

General working capital needs.  If we are successful in establishing our sunglass segment, we will likely rollout additional “daily deal” sites for other clothing accessories such as hats, watches, shoes and other similar items.  We have acquired the website domain names of , , , , and .  Currently dailychrono.com, a website devoted to watches, is under construction and anticipated to launch in the second quarter of 2011.  We initially anticipated launching this website in the first quarter, however, we have not had the excess capital to devote to its development.  Other than the launch of dailychrono.com, we do not anticipate expanding our business until the fourth quarter of 2011 or the first quarter of 2012.  As we expand, we will focus on those markets that we believe have the greatest sales potential and the least competition.  The advertising/marketing campaign for these new segments would be substantially similar to those used for our sunglasses segment.

As our business grows, we also will need to hire additional employees.  We currently only have two employees, Sean Lyons, who is our Principal Executive Officer, and Jesus Diaz, our Principal Accounting Officer.  If our sales increase, we will need to hire additional people to accommodate that increase.  However, that is not anticipated to happen until the fourth quarter of  2011, at the earliest.  We believe our initial personnel needs will be in website maintenance, sales/customer service and a general operations manager.

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period.  However, we have incurred operating losses of ($171,893) during the year ended December 31, 2010.  In addition, we used cash of $65,373 in support of our operating activities, respectively.  As of December 31, 2010, we had cash on hand of $12,131 and working capital of $20,288.  A substantial portion of our working capital results from non-cash share based payments for prepaid expenses totaling $69,433 for the year ended December 31, 2010 for stock issued to service providers for legal, accounting and information technology services rendered to our company.  Since our inception, we have been substantially dependent upon funds raised through the sales of our stock in private placements to sustain our operating activities.  Our operating plan will require substantially all available liquid resources and additional financings sources, which we may not be able to achieve, to continue our business operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

The Company received $54,250 from the sale of its stock through private placements during the year ended December 31, 2010 to support our operating activities.  However, further funding is not assured for the Company to continue as a going concern for a reasonable period and, ultimately, we need to generate profitable operations to sustain our business activities.  We cannot give any assurances regarding the success of management’s plans.  Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Cash balances amounted to $12,131 as of December 31, 2010 compared to $19,950 at December 31, 2009.  We have working capital of $20,288 as of December 31, 2010 and we had working capital of $99,128 at December 31, 2009.  Our working capital decreased as a result of our net loss during the year ended December 31, 2010.

Cash Flow from Operating Activities – We used cash of $65,373 in our operating activities during the year ended December 31, 2010.

We recorded a net loss of ($171,893) and ($4,015) during the year ended December 31, 2010 and 2009.

Our cash from operating activities also includes cash flow from changes in our operating assets and liabilities of $62,069 for the year ended December 31, 2010 compared to a use of cash of $14,520 for the period from November 23, 2009 (inception) through December 31, 2009.

Our inventory was $2,961 at December 31, 2010 compared to $0 at December 31, 2009.  We made inventory purchases to take advantage of favorable pricing for these purchases.

Our non-cash prepaid expenses inventory were $11,457 at December 31, 2010 compared to $80,890 at December 31, 2009.  The decrease is attributable to the amortization of share based payments for accounting, information technology services and legal services.  In October of 2010, we charged non-cash share based registration statements costs of $69,486 to paid in capital upon the effective registration of our common stock on October 25, 2010.

Accounts payable and accrued expenses were $6,261 at December 31, 2010, an increase of $4,549 from $1,712 at December 31, 2009.  This use of funds is due to the timing of payments for services accrued at December 31, 2009.

Cash Flow from Investing Activities – We used no cash and $3,000 in our investing activities during the year ended December 31, 2010 and for the period from November 23, 2009 (inception) through December 31, 2009, respectively.  We incurred $3,000 of costs associated with the development costs for our website at December 31, 2009 and incurred $1,000 for investing activities during the year ended December 31, 2010.

We have no commitments for the purchase of property and equipment or other long lived assets.

Cash Flow from Financing Activities – We received $54,250 of cash from our financing activities related to a private placement offering of our stock during the year ended December 31, 2010 and generated $28,643 of net proceeds from the sale of our stock for the period from November 23, 2009 through December 31, 2009 from a private placement offering of our stock and the sale of our common stock to our founding stockholder. We have been substantially dependent on these types of financings since inception.

We currently have 5,102,222 shares of our common stock available for sale to the public with the completion of our registration statement which became effective October 25, 2010.  A total of 1,102,222 of these shares are offered by our selling shareholders with no proceeds to the benefit of the Company from the sales of these shares.  The proceeds from the sale of the remaining 4,000,000 shares, if any shares are sold, will be proceeds to the benefit of the Company.  Through April 15, 2011, the Company has not sold any of these shares.  There can be no assurances that any of our common stock available for sale to the public will be sold or that funding sources to meet our business needs will become available or on terms that are suitable to our management.  The Company’s focus has been on filing its registration statement and addressing the regulatory requirements associated with becoming a public company rather than actively offering its shares.  The Company intends to begin actively offering its shares to raise the funds necessary to implement its business plan.

Results of Operations

Three Months Ended December 31, 2010

Revenues – We derive our revenues from the sale of tangible products primarily sunglasses. Our consolidated product sales of sunglasses were $321 for the three months ended December 31, 2010. Our revenues are limited and will continue to be limited until we can fully implement our business plan.

Cost of Product Sales – Our cost of product sales were $115 for the three months ended December 31, 2010. Our cost of product sales is a direct result of our sales activity.  Costs of products sold included unexpected emergency shipping costs and product pricing costs and resulted in our cost of products sold exceeding our revenue during this period.

Selling General and Administrative Expenses – Operating expenses consist of advertising expense, accounting and professional expenses, compensation costs and general, amortization and administrative expenses. Our analysis of the material components of changes in operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense was $1,796 for the three months ended December 31, 2010.   Due to limited operating activity our advertising expense is set at minimum levels.

Accounting and Professional Expense – Accounting and consulting professional expenses (including expenses associated with our filings with the regulatory agencies) were $91,539 for the three months ended December 31, 2010.  The expenses in the current quarterly period include non-cash share-based payment expense for accounting and information technology services of $11,346.  These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Compensation Costs – Compensation related costs consist of salaries and payroll taxes.  These costs were $1,666 for the three months ended December 31, 2010.   Our compensation costs are for our Principal Executive Officer.  Additionally, stock compensation in the amount of $20,000 was given to (1) a Director and (2) our Chief Financial Officer/Director.

Amortization – Our amortization of intangible assets was $250 for the three months ended December 31, 2010. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $330 for the three months ended December 31, 2010. These costs reflect normal operating expenses and other administrative expenses, including, without limitation, travel and entertainment expenses.

Net Loss – We have reported net loss of ($115,493) during the three months ended December 31, 2010. This net loss is a result of the items discussed in the preceding discussion.

Year Ended December 31, 2010

Revenues – We derive our revenues from the sale of tangible products primarily sunglasses. Our consolidated product sales of sunglasses were $2,696 for the year ended December 31, 2010.  Gross profit margin of 30.97% was achieved during the year.  We expect our margins to increase over time.  Our revenues are limited and will continue to be limited until we can fully implement our business plan.

Cost of Product Sales – Our cost of product sales were $1,861 for the year ended December 31, 2010.  Our cost of product sales is a direct result of our sales activity.  Costs of products sold reflect our normal costs for products we sell but include some unexpected emergency shipping costs and product pricing costs which did not significantly impact our gross profit levels.

Selling General and Administrative Expense – These operating expenses consist of advertising expense, accounting and professional expenses, compensation costs and general expenses, amortization and administrative expenses.  Our analysis of the material components of changes in our operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense was $3,979 for the year ended December 31, 2010.  Due to limited operating activity our advertising expense is set at minimum levels however we expect these expenses to increase as our operating activity increases.

Accounting and Professional Expense - Accounting and consulting professional expenses were $140,017 for the year ended December 31, 2010.  These expenses in the period include non-cash share-based payment expense for accounting and information technology services of $97,236.  These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Compensation Costs – Compensation related costs consist of salaries and payroll taxes.  These costs were $26,669 for the year ended December 31, 2010. Our compensation costs relate to payroll for our Principal Executive Officer.

Amortization - Our amortization of intangible assets was $1,000 for the year ended December 31, 2010. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $5,748 for the year ended December 31, 2010 and $4,015 for the year ended December 31, 2009.  These costs reflect normal operating expenses and other administrative expenses, including, without limitation, travel and entertainment expenses.

Net Loss – We have reported net loss of ($171,893) during the year ended December 31, 2010. The net loss is a result of the items discussed in the preceding discussion.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the period ended December 31, 2009 and December 31, 2010. On an on-going basis, we evaluate our estimates, including those related to deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of our financial instruments and equity instruments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Recent Accounting Pronouncements

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

Shades Holdings, Inc.
(A Development Stage Company)
Index To Consolidated Financial Statements

Table of Contents	Page
Consolidated Balance Sheets December 31, 2009 and December 31, 2010	F-2
Consolidated Statements of Operations:
For The Period From January 1, 2010 To December 31, 2010
For The Period From November 23, 2009 (Inception) To December 31, 2009	F-3
For The Period From November 23, 2009 (Inception) To December 31, 2010

Consolidated Statements of Stockholders' Equity:	F-4
December 31, 2009 and December 31, 2010
Consolidated Statements of Cash Flows:
For The Period From January 1, 2010 To December 31, 2010
For The Period From November 23, 2009 (Inception) To December 31, 2009	F-5
For The Period From November 23, 2009 (Inception) To December 31, 2010
Notes To The Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Shades Holdings, Inc.
Land O’ Lakes, FL

We have audited the accompanying consolidated balance sheets of  Shades Holdings, Inc.  as of December 31, 2010 and 2009, and the related statements of operations-development stage, stockholders’ equity, and cash flows for the year ended December 31, 2010 and  for the period from November 23, 2009 (Date of inception) to December 31, 2009. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Shades Holdings, Inc.  as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the periods ended December 31, 2010 and December 31, 2009 and from November 23, 2009 (Date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Meeks International, LLC

Meeks International, LLC
Tampa, Florida

April 5, 2011

Shades Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$12,131	$19,950
Inventory	2,961	-
Prepaid Expenses	11,457	80,890
Total current assets	26,549	100,840
Website-Net	2,000	3,000
Total assets	$28,549	$103,840

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable	$5,643	$1,712
Accrued Expenses	618	0
Total current liabilities	6,261	1,712

Stockholders' Equity:
Preferred stock, $0.01 par value;
10,000,000 shares authorized, none designated or issued	-	-

Common stock, $0.0001 par value;
100,000,000 shares authorized; 23,527,000 and 23,310,000 shares
issued and outstanding, respectively	2,353	2,331

Additional paid in capital	195,843	103,812
Deficit accumulated during development stage	(175,908)	(4,015)
Total stockholders' equity	22,288	102,128

Total liabilities and shareholders' equity	$28,549	$103,840

See Notes To Consolidated Financial Statements

Shades Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For The Period From January 1, 2010 To December 31, 2010	For The Period From November 23, 2009 (Date of Inception) To December 30, 2009	For The Period From November 23, 2009 (Date of Inception) To December 31, 2010

Revenue	$2,696	$-	$2,696
Cost of goods sold	1,861	-	1,861
Gross Profit (Loss)	835	-	835
Selling and General Administrative	172,728	4,015	176,743

Net loss	$(171,893)	$(4,015)	$(175,908)
Basic and diluted loss per share	$0.00	$0.00	$0.00

Weighted average shares outstanding
basic and diluted	23,405,819	22,228,421

See Notes To Consolidated Financial Statements

Shades Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
For The Period From November 23, 2009 (Date of Inception) Through December 31, 2010

							Deficit
							Accumulated
	Preferred				Additional	Common	During
	Stock		Common Stock		Paid in	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Total
Balance, Nov 23, 2009 (Inception):
Issuance of common stock to founder and president valued at $0.0001 per share	-	-	20,000,000	$2,000	$-	$-	$-	$2,000
Issue shares of common stock for services for $0.25 per share	-	-	310,000	31	77,469	-	-	77,500
Issue shares of common stock for $0.01 per share, net	-	-	3,000,000	300	26,343	-	-	26,643
Net loss for December 31, 2009	-	-	-	-	-	-	(4,015)	(4,015)

Balance at December 31, 2009	-	-	23,310,000	2,331	103,812	-	(4,015)	102,128
Issue of common stock for $0.25 per share	-	-	217,000	22	54,228	-	-	54,250
Common stock payable for services for $0.25 per share	-	-	-	-	-	37,803	-	37,803
Net loss for December 31, 2010	-	-	-	-	-	-	(171,893)	(171,893)
Balance at December 31, 2010	-	-	23,527,000	$2,353	$158,040	$37,803	$(175,908)	$22,288

See Notes To Consolidated Financial Statement

Shades Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For The	For The Period From	For The Period From
	Period from	November 23, 2009	November 23, 2009
	January 1, 2010 to	(Inception) To	(Inception)
	December 31, 2010	December 31, 2009	To December 31, 2010

Cash flows from operating activities:
Net loss	$(171,893)	$(4,015)	$(175,908)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	97,236	1,875	99,111
Amortization of website	1,000	-	1,000
Changes in operating assets and liabilities:			-
Prepaid expenses	10,000	(5,265)	4,735
Inventories	(2,961)	-	(2,961)
Accounts payable	3,931	1,712	5,643
Accrued Expenses	618	-	618
Net cash (used) in operating activities	(62,069)	(5,693)	(67,762)

Cash flows from investing activities:

Acquisition of Intangible Assets	-	(3,000)	(3,000)
Net cash (used) for investing activities	-	(3,000)	(3,000)
			-
Cash flows from financing activities:			-
Cash received from issuance of common stock	54,250	32,000	86,250
Cash paid for stock issuance costs	-	(3,357)	(3,357)
Net cash provided by financing activities	54,250	28,643	82,893
			-
Net increase in cash and cash equivalents	(7,819)	19,950	12,131
Cash and cash equivalents at beginning of year	19,950		19,950
			-
Cash and cash equivalents	$12,131	$19,950	32,081

Supplemental disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosures for non-cash items:
Stock issued for future services	$-	$75,625	$75,625

See Notes To Consolidated Financial Statement

Shades Holdings Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The Company – Shades Holdings Inc. (the Company) was organized in Florida on November 23, 2009.  The Company is in the development stage and has realized only minimal revenues from its planned operations.

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

NOTE 2. GOING CONCERN

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $4,015 and $171,893 from November 23, 2009 (Inception date) through December 31, 2009 and from our inception date through December 31, 2010 respectively.  Our revenues are minimal. In addition, during these periods, we used cash of $5,693 and $62,069 respectively, in our operating activities. Since our inception, we have been substantially dependent upon funds raised through the sale of common stock and the issuance of common stock for services. We will need to obtain additional financing to implement our business plan.  We may not be successful unless we can successfully market our products and generate revenue sufficient to continue our operations.  These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our ability to continue as a going concern for a reasonable period is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. During the years ended December 31, 2009 and since inception through December 31, 2010 we raised $28,643 and $82,053, respectively, from the sale of common stock. We cannot give any assurances regarding the success of our current operations or our ability to raise adequate capital to finance our operations. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Shades Holdings Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

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

Principles of Consolidation – Our consolidated financial statements include the accounts of Shades Holding Inc. and its wholly owned subsidiary, Daily Shades Inc. All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

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

Shades Holdings Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

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

Intangible assets – Website is recorded at cost and has a finite life.  The Website is amortized over the estimated periods of benefit of three years.

Earnings (Loss) Per Share - The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive.  The company has no potentially dilutive securities at December 31, 2009 and December 31, 2010.

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

Shades Holdings Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

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

NOTE 4. PREPAID EXPENSES

Prepaid expense consisted of the following:

	December 31, 2010	December 31, 2009
Registration statement services	$0	$55,265
Accounting services	11,457	11,458
Search engine optimization services	0	9,583
Information technology services	0	4,584
Total prepaid expenses	$11,457	$80,890

Shades Holdings Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 5. INTANGIBLE ASSETS

The Company’s intangible assets as of December 31, 2010 and December 31, 2009 are as follows:

Website development	$3,000	$3,000
Accumulated amortization	(1,000)	-
Intangible assets, net	$2,000	$3,000

Unamortized intangible assets:

Estimated Amortization Expense:

December 31, 2010

For the year ended December 31, 2010	$1,000
For the year ended December 31, 2011	1,000
For the year ended December 31, 2012	1,000
$3,000

NOTE 6. EQUITY TRANSACTIONS

We have 100,000,000 authorized shares of common stock with a par value of $0.0001. Holders of voting shares are entitled to one vote for each share that they own at any shareholders' meeting.  Each share of common stock entitles the holder to one vote, either in person or by proxy, at meetings of shareholders.

We issued 20,310,000 shares of common stock upon formation on November 23, 2009 (date of inception).  We issued 20,000,000 shares to our President and director at par value for proceeds of $2,000 and the additional 310,000 shares were issued to vendors in exchange for future services, including legal services, accounting services, information technology services and search engine optimization services. See below for a description of each agreement.  We also sold 3,000,000 shares of our common stock at $0.01 per share to accredited investors and received $30,000 in proceeds.

On February 1, 2010, we distributed to potential investors a Private Placement Memorandum offering 250,000 shares of our common stock at a price of $0.25 per share.  The shares are being offered by us on a “best efforts” basis through the efforts of our President.  Although there is no minimum purchase requirement, each investor is permitted to purchase a maximum of 25,000 shares subject to our right to permit an investor to purchase more than the maximum individual subscription.  We have sold 217,000 shares of our common stock resulting in cash proceeds of $54,250 to the Company.  This Private Placement Memorandum offering is now closed.

Shades Holdings Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

Common Stock Issued for Services to Non-employees

On November 23, 2009 the Company entered into a one (1) year consulting agreement with Ryan Ford for web consultation on our website dailyshades.com.  In consideration for services performed the Company compensated Mr. Ford with 10,000 shares of common stock.  These services have not been extended into 2011.

On December 17, 2009 the Company entered into a one year consulting agreement with the Tyler Ryan Group to provide services on content and social media content.  In consideration for the services preformed, the Company will compensate TRG at $500 a month and issued 40,000 shares of our common stock as compensation for these services. These services will be extended into 2011 without the share compensation portion.

On November 23, 2009 the Company entered into a one (1) year consulting agreement with Ron Rule for IT services on our website dailyshades.com.  In consideration for services performed the Company compensated Mr. Rule with 10,000 shares of common stock.  These services have not been extended into 2011.

On November 23, 2009 we issued 200,000 shares of our common stock as compensation for legal services.

The fair value of these shares is based upon the fair value of the services to be performed.  See Note 3 and Note 10 for the Share-Based Compensation.

NOTE 7. INCOME TAXES

The components of the provision for income taxes are as follows:

The income tax provision consists of the following:

	December 31, 2010	December 31, 2009

Current taxes	$-	$-
Deferred taxes	$-	$-
Provision for income taxes	$-	$-

Shades Holdings Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows

	December 31, 2010	December 31, 2009
Income tax at federal statutory rate	34.00%	34.00%
State tax, net of federal effect	3.63%	3.63%
Valuation allowance	<37.63%>	<37.63%>
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows:

	December 31, 2010	December 31, 2009

Net operating loss carry forwards	$64,683	$1,524
Valuation allowance	(64,683)	(1,524)
Deferred taxes	$-	$-

We had a net operating loss for the year ended December 31, 2009 and the year ended December 31, 2010.  We have provided no current income tax expense or benefit due to the losses incurred.  Our net operating loss is $4,015 for the period from November 23, 2009 (date of inception) to December 31, 2009 and $171,893 for the twelve month period ending December 31, 2010, which is available for carry forward.  The net operating losses are carried forward for up to twenty years and available to offset future taxable income, if any.  The Company has provided a valuation allowance for the deferred tax benefit resulting from the net operating loss carryover.  The valuation allowance is being applied because of the limited operating history of the company and inability to predict taxable income going forward.  In addressing the potential impact of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

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

On December 10, 2009, a shareholder, who purchased 1,100,000 shares of our common stock valued at $0.01 per share, is currently a supplier of merchandise.  Our operations are limited and have achieved limited operational status to date.  At December 31, 2009 and for the twelve month period through December 31, 2010 we had purchases from this supplier of $0 and $2,602, respectively.

Two shareholders are members of an accounting services organization that provide services to the Company and are related to the shareholder who provides merchandise to the Company.  During the period ended December 31, 2009, this service organization received 50,000 shares of our common stock valued at $0.25 per share or a total value of $12,500 in exchange for their accounting services charged to prepaid expense and amortized over a period of twelve months. The same structured agreement was renewed as of November 24, 2010, this service organization received 50,000 shares of our common stock valued at $0.25 per share or a total value of $12,500 in exchange for their accounting services charged to prepaid expense and amortized over a period of twelve months.  In 2010 the shares were not issued however the cost was recognized.

We do not own any real estate and do not intend to own real estate in the future.

We utilize space leased by a non-affiliated entity of our President on a rent free basis. If our business expands, we will likely need to lease office and/or warehouse space.

NOTE 10   SHARE- BASED COMPENSATION

Share-based payments awards of 310,000 shares of our common stock were granted to non-employee service providers. These share based payments were initially charged to prepaid expenses and are amortized to expense over the requisite service period.  Legal services related to our registration statements and included in prepaid expenses will be charged to paid in capital upon completion of our registration statement or to expense if our registration is unsuccessful (See Note 13).  These share based services totaled $77,500 and $12,500 for the period ended December 31, 2009 and the period ended December 31, 2010, respectively.  Share based compensation expense  amounted to $1,875 for the period from November 23, 2009 (inception date) through December 31, 2009 and  $26,671 for the twelve month period ended December 31, 2010, respectively.

Shades Holdings Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 11.    DIRECTORS COMPENSATION

On July 9, 2010 the company elected three Board of Directors to serve one year terms.  The individuals are Sean Lyons, Jesus Diaz, and Ryan Ford.  Mr. Ford will receive 30,000 shares a year for his services which will vest quarterly and will be awarded at end of the calendar year.  Mr. Diaz was also added as CFO and will receive 50,000 shares a year for his services as a board member and CFO.  His shares will vest quarterly and be awarded at end of the calendar year.  We will apply the grant date fair value method to our share based arrangement for these awards and record compensation expense as these shares vest.

NOTE 12.    SELLING AND GENERAL ADMINISTRATIVE EXPENSE

Selling and general administrative expense consisted of the following:

	Twelve Month Period Ended December 31, 2010	November 23, 2009 (Inception) Period To December 31, 2009

Accounting and professional expense	$140,017	$3,597
Compensation cost	26,669	-
Other general administrative	1,062	418
Advertising	3,980	-
Amortization	1,000	-
Selling and general administrative expense	$172,728	$4,015

NOTE 13.   SUBSEQUENT EVENT

On February 23, 2011 our board members and CFO were issued their shares for services relating to 2010.  These shares cost were recognized in 2010.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010.  This evaluation was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms.  In addition, the evaluation’s goal was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of December 31, 2010, our disclosure controls and procedures were not effective:

Deficiencies pertaining to a lack of human resources within our finance and accounting functions: We currently only have two employees. The lack of appropriately skilled personnel and less effective monitoring activities could result in material misstatements to financial statements not being detected in a timely manner.

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

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth certain information with respect to each of our directors, executive officers and key employees as of December 31, 2010.  Their ages, positions, dates of initial election or appointment, and the expiration of their terms are as follows:

Name	Age	Position	Period Served
Sean M. Lyons	39	Chief Executive Officer, President, Secretary and Director	November 23, 2009 to present
Jesus Diaz	40	Chief Financial Officer and Director	July 2010 to present
Ryan Ford	35	Director	July 2010 to present

Unless expressly indicated in the above table, each director and officer will serve in these capacities until their successors are duly elected, qualified and seated in accordance with the Company’s Articles of Incorporation and Bylaws.  There have been no material changes to the procedures by which the Company’s stockholders may recommend nominees to the Company’s board of directors.

Duties, Responsibilities and Experience

Sean M. Lyons, Director, Chief Executive Officer, President and Secretary.  Sean Lyons is the Company’s Chief Executive Officer, President and Secretary and also serves as a member of our board of directors.  He has served the Company in these capacities since November 2009.  Mr. Lyons also currently serves as the president of Recapitalize, Inc., a company he founded in August 2008, which is in the business of negotiating payment terms for companies that are not able to currently pay their accounts payable on a timely basis.  Previously, Mr. Lyons served as regional manager for Accredited Home Lender (“Accredited”) for nine years, a nationwide wholesale lender with over 2,000 employees.  While he was employed by Accredited, Mr. Lyons’ sales teams were in the top five percent of the company’s sales teams in annual sales, even though Mr. Lyons was often developing new territories for the company.  The profitability of Mr. Lyons’ territories was consistently some of the best in the company.  He was also instrumental in helping the company rollout its online sales platform.  Mr. Lyons was often used to help train the company’s employees on a nationwide basis.  Prior to his employment with Accredited, Mr. Lyons was with US Bank in its wholesale lending arena for two years and was a leader of the group that expanded the company’s operations into Florida.  Before joining US Bank, Mr. Lyons worked in the in the real estate and finance sectors for several years.  Mr. Lyons is a graduate of the University of South Florida with a BS in Interdisciplinary Social Science with a focus in History and Economics.

Mr. Lyons has an extensive sales and management background that will aid in the Company’s business development.  As noted above, for the past fifteen years, Mr. Lyons’ career has been in sales generation including in the financial services and wholesale lending industries.  In these positions, Mr. Lyons has also been involved in integrating the brick and mortar sales experience with developing technology.  This experience includes assisting in the development of online platforms for past companies that allow an existing company’s client base to access the company using the internet.  This understanding of technology will allow Mr. Lyons to lead the Company toward its technology driven goals.  Finally, with his management and personnel training experience, the Company feels Mr. Lyons is a valuable asset that will be able to lead the Company’s business plan during its development stage.

Jesus Diaz, Director and Chief Financial Officer.  Jesus Diaz is the Company’s Chief Financial Officer and also serves as a member of our board of directors.  He has served the Company in these capacities since July 2010.  Mr. Diaz also has served as the Chief Financial Officer and Chief of Operations of Abazias, Inc. since 2002.  Abazias, Inc. is a nationally recognized online jeweler and is a subsidiary of Omni Reliant Holdings Inc., a publicly traded company.  Since 2009 Mr. Diaz has also served as the Chief Operating Officer of Business Consulting Options, LLC, a national merchant cash advance company.  He also serves as the operations manager of National WLD Techmark Inc., an internet administration and marketing firm and has held this position since 2001.  Mr. Diaz served as the Chief Operating Officer of University Cash Inc. from May 1999 to June 2002.  Mr. Diaz received his Bachelors degree in History from the University of Florida in 1998.

Although Jesus Diaz’s business experience is not specific to the online retail sale of sunglasses and other accessories, Mr. Diaz has nearly ten years of experience in the retail internet arena.  Since 2002, Mr. Diaz has served as the Chief Financial Officer and Chief Operating Officer of Abazias, Inc. (OTCBB: ORHI). Abazias, Inc. is engaged in the direct sale of engagement rings, watches and other jewelry to the public at discount prices.  Therefore, Mr. Diaz’s experience with Abazias will translate well to the Company’s business plan.  In addition, Mr. Diaz is also Chief Operating Officer of Business Consulting Options, LLC, an online provider of merchant cash advances based on the purchase or credit card receivables at a discounted rate.  Because Business Consulting Options, LLC’s business is internet driven, Mr. Diaz has extensive knowledge about internet sales and marketing.  Finally, Mr. Diaz also serves as the operations manager of National WLD Techmark, Inc., an internet marketing firm.  Mr. Diaz’s experience at National WLD Techmark, Inc. will assist the Company in implementing its internet marketing plans including the use of search engine optimization and effective banner advertising techniques.

Ryan Ford, Director. Ryan Ford is a member of our board of directors.  Mr. Ford was elected to our board of directors in July 2010.  Since September 2009, Mr. Ford has served as the Vice-President of Operations for The Tyler Ryan Group, LLC, a national marketing & media agency.  He also has served as the Chief Operational Officer of Natural Sundae, Inc., a national natural body care company, since October 2007.  Prior to his employment with Natural Sundae, Inc., he owned Haul and Oats LLC, a trucking and logistic company from January of 2006 to June of 2007.  From January of 2002 to December of 2005, Mr. Ford served as the Vice-President/Partner of Worldwide Multi-Media LLC , a marketing and e-commerce firm.  Mr Ford has significant experience in designing, hosting, and promoting e-commerce businesses, which is a material component to the Company’s business plan.

Significant Employees

Other than the executive officers named above, the Company does not have any “significant employees.”

Family Relationships

There are no known family relationships among any of our directors and executive officers.

Involvement in Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.  This is primarily due to our size and our status as a development stage company.  Jesus Diaz will perform certain functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and persons who own more than 10% of our common stock are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

The board of directors has adopted a Code of Ethics applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations.  A copy of the Code of Ethics will be provided to any person without charge upon written request to the Company at its executive offices, 20711 Sterlington Drive, Land O’Lakes, Florida 34638.

BENEFICIAL OWNERSHIP OF THE COMPANY

The following table sets forth information with respect to the securities holdings of our executive officers, directors and all persons which we have reason to believe may be deemed the beneficial owners of more than 5% of our outstanding common stock.  Also set forth in the table is the beneficial ownership of all shares of our outstanding common stock of all proposed officers and directors as a group.

Beneficial ownership of shares is determined under Rule 13d-3(d)(1) of the Exchange Act and generally includes any shares over which a person exercises sole or shared voting or investment power and the number of shares that can be acquired within sixty (60) days upon exercise of an option or conversion of warrants and debentures.  Common stock subject to these convertible securities are deemed to be outstanding for the purpose of computing the ownership percentage of the person holding such convertible security, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other person.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner		Percentage of Class(2)
Common Stock	Sean M. Lyons	20,008,000	(3)	84.75%
Common Stock	Jesus Diaz	54,000		*
Common Stock	Ryan Ford	40,000		*
Executive Officers and Directors as a Group (3 persons)		20,102,000		85.15%

* Less than 1%

(1) Unless otherwise indicated, the address of each shareholder is 20711 Sterlington Drive, Land O’ Lakes, Florida 34638.

(2) Applicable percentage of ownership is based on 23,607,000 shares of Shades Holdings, Inc. common stock being issued and outstanding as of April 15, 2011.

(3) Includes 8,000 shares of common stock owned by Michelle Lyons, Sean M. Lyons’ spouse.  Each disclaims beneficial ownership of the other’s shares of the Company’s capital stock.

EXECUTIVE COMPENSATION

Compensation of Our Executive Officers

The following table contains compensation information for our executive officers for the fiscal years ended December 31, 2009 and 2010.  No other officer received compensation greater than $100,000 for either fiscal year. All of the information included in this table reflects compensation earned by the individuals for services rendered to our Company and all references in the following tables to stock awards relate to awards of stock granted by us.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sean M. Lyons, Principal	2009(1)	$-	-	-	-	-	-	-	$-
Executive Officer	2010(1)	6,000							6,000
Jesus Diaz, Principal	2009(2)	-	-	$-	-	-	-	-	$-
Financial Officer	2010(2)			12,500					12,500

(1)
Mr. Lyons was appointed to serve as our President on November 23, 2009.  All amounts reflected in this table are from the date of Mr. Lyons’ appointment to the end of the fiscal year on December 31, 2010.  Commencing January 1, 2010, Mr. Lyons is compensated $500 per month for his services.

(2)
Jesus Diaz was appointed to serve as our Chief Financial Officer in July 2010.  As such, Mr. Diaz did not receive any compensation from the Company in 2009.  Commencing in 2010, Mr. Diaz will receive 50,000 shares of common stock each year for his service as our Chief Financial Officer.  The stock award shall vest quarterly (i.e., 12,500 per quarter) and will be awarded to Mr. Diaz at the end of our fiscal year.  For 2010, Mr. Diaz received 50,000 shares of our common stock even though his employment commenced in July 2010.  The shares Mr. Diaz will receive will be valued at the time at vesting.  We anticipate the shares will be valued at $0.25 per share, or $12,500, however, if our shares are quoted on the OTCBB, or listed for trading or quoted on any other public market, the shares will likely be valued at prevailing market prices.  Should Mr. Diaz resign or be removed as our Chief Financial Officer mid-year, Mr. Diaz will be paid the vested portion of the award.

Overview

The following is a discussion of our program for compensating our named executive officers and directors.  Currently, we do not have a compensation committee, and as such, our board of directors is responsible for determining the compensation of our named executive officers.  We are a development stage company with limited revenue.  The compensation of our named executive officers reflects our limited revenue.  The primary goal of our executive compensation policy is to attract and retain the most talented and loyal executives possible.  Our intent is to ensure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executive compensation with the achievement of our short and long term business objectives.  As our business becomes established, we anticipate entering into traditional compensation arrangements with our executed officers that would include a base salary, bonus and standard benefits.

Our board of directors considers a variety of factors in determining compensation of executives including the executive’s background, training and prior work experience.

Outstanding Stock Options

Our directors and officers do not hold any options to purchase any shares of our common stock.

Compensation of Directors

With the exception of Ryan Ford, our directors do not receive compensation for their services as directors.  Mr. Ford received 30,000 shares of common stock for his service as a member of our board of directors in 2010.  Mr. Ford will receive 30,000 shares of common stock for his service as a member of our board of directors in 2011.  The stock award shall vest quarterly (i.e., 7,500 per quarter) and will be awarded to Mr. Ford at the end of our fiscal year.  The shares Mr. Ford will receive will be valued at the time at vesting.  We anticipate the shares will be valued at $0.25 per share, or $7,500, however, if our shares are quoted on the OTCBB, or listed for trading or quoted on any other public market, the shares will likely be valued at prevailing market prices.  Should Mr. Ford resign or be removed from our board of directors mid-year, Mr. Ford will be paid the vested portion of the award.

Retirement Benefits

Currently, we do not provide any company sponsored retirement benefits to any employee, including named executive officers.

Employment Agreements

On November 23, 2009, we entered into an Independent Contractor Agreement with Ryan Ford, a member of our board of directors.  Under the Independent Contractor Agreement, Mr. Ford agreed to provide us with consulting services related to our website.  The agreement is for a term of one year and can be terminated by us upon 15 days notice.  In exchange for the services rendered under the agreement, we issued Mr. Ford 10,000 shares of our restricted common stock.  The Company and Mr. Ford did not renew the agreement for 2011.

Except as set forth above, we do not have any other written employment agreements or consulting agreement with any of our directors or executive officers.

Change of Control

There is currently no arrangement which may result in a change of control of the Company.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, there were no transactions since the beginning of our last completed fiscal year, and there are no proposed transactions, that involve amount that exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years to which we were or are to become a party in which any director, executive officer, beneficial owner of more than five (5%) percent of our common stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

On November 23, 2009, we issued 20,000,000 shares of our restricted common stock to Sean M. Lyons, our founder, at a share price of $.0001, for consideration of $2,000.  Mr. Lyons developed our business plan and founded the Company.

On November 23, 2009, we entered into an Independent Contractor Agreement with Ryan Ford under which Mr. Ford agreed to provide us with consulting services related to our website.  The agreement is for a term of one year and can be terminated by us upon 15 days notice.  In exchange for the services rendered under the agreement, we issued Mr. Ford 10,000 shares of our restricted common stock.  These services were valued at $2,500 based on a price of $0.25 per share.  Mr. Ford was appointed to our board of directors in July 2010.

On November 23, 2009, we entered into an agreement with Total CFO, LLC under which Total CFO agreed to provide us with tax preparation services and general book keeping services.  The agreement can be terminated by either party upon 30 days notice.  In exchange for the services rendered under the agreement, we issued Total CFO 50,000 shares of our restricted common stock.  These services were valued at $12,500 based on a price of $0.25 per share.  Natalie Collins, who owns fifty percent (50%) of Total CFO, owns 600,000 shares of the Company’s common stock.  These shares were acquired in our 2009 common stock offering at a price of $0.01 per share, for an aggregate purchase price of $6,000.   The Company also has agreed to issue Total CFO an additional 50,000 shares of its common stock in exchange for tax preparation services and general book keeping services for 2011.

On December 15, 2009, we entered into an agreement with Snazzy Buys, Inc., which is terminable by either party upon 30 days notice.   Our agreement with Snazzy Buys, Inc. provides that we will pay them 15% over their cost of goods for the merchandise we acquire from them.  It also contains a warranty that all products we acquire from Snazzy Buys are genuine and authentic products of the brands represented and are not counterfeit.  We pay Snazzy Buys monthly for the products we acquire from them.  If Snazzy Buy’s invoices are not satisfied timely, interest accrues at 1.5% per month on the outstanding amount.  For the fiscal year ended December 31, 2010, we purchased $2,602 in products from Snazzy Buys.  Since inception through August 31, 2010, we have purchased $1,258  in products from Snazzy Buys.  Marilyn R. Philips, the principal of Snazzy Buys, Inc., owns 1,100,000 shares of our common stock and acquired these shares in our 2009 common stock offering.  The shares were acquired a $0.01 per share, for an aggregate purchase price of $11,000.

Director Independence

There is presently no public market for our common stock.   Under Item 407(a) of Regulation S-K,  the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in the AMEX Company Guide, §121(A)(2) (2007).  Under such definition, none of the directors of the Company are independent, because the Company’s board of directors cannot affirmatively determine that any of its directors does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit fees billed to the Company by Meeks International, LLC for its audit of the Company’s financial statements included in this Form 10-K, and for its review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for 2010 and 2009 totaled $18,499 and $0, respectively.

Audit-Related

There were no audit- related fees billed to the Company by Meeks International, LLC for the years ended December 31, 2010 and 2009.

Tax Fees

Tax fees billed to the Company by Meeks International, LLC for its tax returns for the years ended December 31, 2010 and 2009 were $0 and $0, respectively.

Other

No other fees were billed to the Company by Meeks International, LLC for all other non-audit or tax services rendered to the Company for the years ended December 31, 2010 and 2009.

Audit Committee Pre-Approval Policies

As of this filing date, the Company does not have an audit committee.  Therefore it has not adopted a procedure under which all fees charged by Meeks International, LLC must be pre-approved by the board of directors, subject to certain permitted statutory de minimus exceptions.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.01*	Articles of Incorporation of Shades Holdings, Inc.
3.02*	Bylaws of Shades Holdings, Inc.
10.01*	Master Supplier Agreement dated December 15, 2009 by and between the Company and Snazzy Buys, Inc.
10.02*	Independent Contractor Agreement dated November 23, 2009 by and between the Company and Ryan Ford.
10.03*	Independent Contractor Agreement dated November 23, 2009 by and between the Company and Ron Rule.
10.04*	Services Retainer Agreement dated December 17, 2009 by and between the Company and Tyler Ryan Group, LLC.
10.05*	Letter Agreement dated November 23, 2009 by and between the Company and Total CFO, LLC.
10.06**	Form of Subscription Agreement for 2009 Common Stock Offering.
10.07**	Form of Subscription Agreement for 2010 Common Stock Offering.
10.08**	Amendment to Services Retainer Agreement dated December 17, 2009 by and between the Company and Tyler Ryan Group, LLC.
14.01***	Code of Ethics
21.01***	List of Subsidiaries
23.01***	Consent of Meeks International, LLC
31.01***	Certification of Principal Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2011.
31.02***	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2011.
32.01***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 15, 2011.
32.02***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 15, 2011.

* Previously filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission dated July 16, 2010.

**Filed with Amendment No. 1 to Registration Statement on Form S-1 on September 21, 2010.

*** Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHADES HOLDINGS, INC.

	By:	/s/ Sean M. Lyons
Sean M. Lyons, Principal Executive Officer

	By:	/s/ Jesus Diaz
Jesus Diaz, Principal Financial Officer and
Principal Accounting Officer
Dated: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated as of the 15th day of April, 2011.

By:	/s/ Sean M. Lyons
Name:	Sean M. Lyons
Title:	Member of the Board of Directors

Date:	April 15, 2011

By:	/s/ Jesus Diaz
Name:	Jesus Diaz
Title:	Member of the Board of Directors

Date:	April 15, 2011

By:	/s/ Ryan Ford
Name:	Ryan Ford
Title:	Member of the Board of Directors

Date:	April 15, 2011