Form 10-Q
period 2011-03-31
SHADES HOLDINGS, INC.
filed 2011-05-23
CIK 1488366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐       Accelerated Filer  ☐       Non-accelerated filer   ☐       Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The Registrant had 23,640,000 shares of common stock, par value $0.0001 per share, outstanding as of May 23, 2011.

Shades Holdings, Inc.
INDEX

		Page No.

PART I.	Financial Information

Item 1.	Financial Statements.

	Consolidated Balance Sheets at December 31, 2010 and March 31, 2011 (Unaudited)	F-1

	Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited) and for the Period from November 23, 2009 (Inception) to March 31, 2011	F-2

	Consolidated Statement of Stockholders’ Equity: For The Period from November 23, 2009 (Inception) Through March 31, 2011	F-3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited) and for the Period from November 23, 2009 (Inception) to March 31, 2011	F-4

	Notes to Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

Item 4.	Controls and Procedures.	9

PART II.	Other Information	10

Item 1.	Legal Proceedings.	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	10

Item 3.	Defaults Upon Senior Securities.	10

Item 4.	Removed and Reserved.	10

Item 5.	Other Information.	10

Item 6.	Exhibits.	11

SIGNATURES		12

Shades Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$5,273	$12,131
Inventory	2,962	2,961
Prepaid expenses	8,328	11,457
Total current assets	16,563	26,549
Website-net	1,750	2,000
Total assets	$18,313	$28,549

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,295	$5,643
Accrued expenses	1,233	618
Total current liabilities	8,528	6,261

Stockholders' equity:
Preferred stock, $0.01 par value;
10,000,000 shares authorized, none designated or issued	-	-

Common stock, $0.0001 par value;
100,000,000 shares authorized;23,607,000 and 23,527,000 shares
issued and outstanding, respectively	2,361	2,353

Additional paid in capital	204,905	195,843
Deficit accumulated during development stage	(197,481)	(175,908)
Total stockholders' equity	9,785	22,288

Total liabilities and shareholders' equity	$18,313	$28,549

See Notes To Consolidated Financial Statements

Shades Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For The Three Month Ended March 31, 2011	For The Three Month Ended March 31, 2010	For The Period From November 23, 2009 (Date of Inception) To March 31, 2011
	(unaudited)	(unaudited)	(unaudited)
Revenue	$695	$417	$3,391
Cost of goods sold	441	90	2,302
Gross Profit (Loss)	254	327	1,089

Accounting and Professional expense	11,575	13,255	155,189
Compensation Expense	9,730	-	36,400
Other General and Administrative	155	73	1,635
Advertising	117	-	4,097
Amortization	250	250	1,250
Total Selling and General Administrative	21,827	13,578	198,571

Net loss	$(21,573)	$(13,251)	$(197,481)
Basic and diluted loss per share	$0.00	$0.00	$0.00

Weighted average shares outstanding basic and diluted	23,559,360	23,317,689

See Notes To Consolidated Financial Statement

Shades Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
For The Period From November 23, 2009 (Date of Inception) Through March 31, 2011

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional	Common	During
	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Development Stage	Total

Balance, Nov 23, 2009 (Inception):

Issuance of common stock to founder and president valued at $0.0001 per share	-	-	20,000,000	$2,000	$-	$-	$-	$2,000

Issue shares of common stock for services for $0.25 per share	-	-	310,000	31	77,469	-	-	77,500

Issue shares of common stock for cash at $0.01 per share, net	-	-	3,000,000	300	26,343	-	-	26,643

Net loss for December 31, 2009	-	-	-	-	-	-	(4,015)	(4,015)

Balance at December 31, 2009	-	-	23,310,000	2,331	103,812	-	(4,015)	102,128

Issue shares of common stock for cash at $0.25 per share through private placement	-	-	217,000	22	54,228	-	-	54,250

Common stock payable for services for $0.25 per share	-	-	-	-	-	37,803	-	37,803

Net loss for December 31, 2010	-	-	-	-	-	-	(171,893)	(171,893)

Balance at December 31, 2010	-	-	23,527,000	2,353	158,040	37,803	(175,908)	22,288

Issuance of common stock for services for $0.25 per share	-	-	80,000	8	19,992	(20,000)	-	-

Common stock payable for services for $0.25 per share	-	-	-	-	-	9,070	-	9,070

Net loss for March 31, 2011	-	-	-	-	-	-	(21,573)	(21,573)

Balance at March 31, 2011 (unaudited)	-		23,607,000	$2,361	$178,032	$26,873	$(197,481)	$9,785

See Notes To Consolidated Financial Statement

Shades Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For The Period From
	For The Three Month	For The Three Month	November 23, 2009
	Period Ended	Period Ended	( Inception)
	March 31, 2011	March 31, 2010	To March 31, 2011
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(21,573)	$(13,251)	$(197,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	9,070		108,181
Amortization of website	250	250	1,250
Changes in operating assets and liabilities:			-
Prepaid expenses	3,129	(8,127)	7,864
Inventories	-	-	(2,961)
Accounts payable	1,652	(1,704)	7,295
Accrued expenses	615	1,615	1,233
Net cash (used) in operating activities	(6,857)	(21,217)	(74,619)

Cash flows from investing activities:

Acquisition of intangible assets	-	-	(3,000)
Net cash (used) in investing activities	-	-	(3,000)

Cash flows from financing activities:
Cash received from issuance of common stock	-	20,500	86,250
Cash paid for stock issuance costs	-	-	(3,357)
Net cash provided by financing activities	-	20,500	82,893
			-
Net (decrease) increase in cash and cash equivalents	(6,857)	(717)	5,274
Cash and cash equivalents at beginning of year	12,131	19,950	-
			-
Cash and cash equivalents at end of year	$5,273	$19,233	5,274

Supplemental disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosures for non-cash items:
Stock issued for future services	$-	$75,625	$-

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

NOTE 2. GOING CONCERN

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $13,251 and $21,573 for the three months ended March 31, 2010 and March 31, 2011 respectively.  Our revenues are minimal. In addition, during these periods, we used cash of $21,217 and $6,857 respectively, in our operating activities. Since our inception, we have been substantially dependent upon funds raised through the sale of common stock and the issuance of common stock for services. We will need to obtain additional financing to implement our business plan.  We may not be successful unless we can successfully market our products and generate revenue sufficient to continue our operations.  These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our ability to continue as a going concern for a reasonable period is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. Since inception through March 31, 2011 we raised $86,250 from the sale of common stock. We cannot give any assurances regarding the success of our current operations or our ability to raise adequate capital to finance our operations. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Shades Holdings, Inc.
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

Shades Holdings, Inc.
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

Earnings (Loss) Per Share - The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive.  The company has no potentially dilutive securities at March 31, 2010 and March 31, 2011.

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

Shades Holdings, Inc.
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

NOTE 4. INTANGIBLE ASSETS

The Company’s intangible assets as of March 31, 2011 are as follows:

March 31, 2011
(unaudited)
Website development	$3,000
Accumulated amortization	(1,250)
Intangible assets, net	$1,750

Unamortized intangible assets:

Estimated Amortization Expense:
March 31, 2011

For nine months ended December 31, 2011	$750
For the year ended December 31, 2012	1,000
$1,750

Shades Holdings, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 5. EQUITY TRANSACTIONS

We have 100,000,000 authorized shares of common stock with a par value of $0.0001. Holders of voting shares are entitled to one vote for each share that they own at any shareholders' meeting.  Each share of common stock entitles the holder to one vote, either in person or by proxy, at meetings of shareholders.

We issued 20,310,000 shares of common stock upon formation on November 23, 2009 (date of inception).  We issued 20,000,000 shares to our president and director at par value for proceeds of $2,000 and the additional 310,000 shares were issued to vendors in exchange for future services, including legal services, accounting services, information technology services and search engine optimization services. See below for a description of each agreement.  We also sold 3,000,000 shares of our common stock at $0.01 per share to accredited investors and received $26,643 in proceeds.

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

On December 17, 2009 the Company entered into a one year consulting agreement with the Tyler Ryan Group to provide services on content and social media content.  In consideration for the services preformed, the Company compensated TRG at $500 a month and issued 40,000 shares of our common stock as compensation for these services. These services were extended into 2011 without the share compensation portion.

On November 23, 2009 the Company entered into a one (1) year consulting agreement with Ron Rule for IT services on our website dailyshades.com.  In consideration for services performed the Company compensated Mr. Rule with 10,000 shares of common stock.  These services have not been extended into 2011.

Shades Holdings, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

On November 23, 2009 we issued 200,000 shares of our common stock as compensation for legal services.

The fair value of these shares was based upon the fair value of the services performed.  See Note 3 and Note 10 for the Share-Based Compensation.

NOTE 6.   COMPENSATION AGREEMENTS

Employment Compensation — We have not entered into an employment agreement or non-competition agreement with our President.  Our President is compensated $500 monthly for his services.

NOTE 7.   RELATED PARTIES

On December 10, 2009, a shareholder, who purchased 1,100,000 shares of our common stock valued at $0.01 per share, is currently a supplier of merchandise.  Our operations are limited and have achieved limited operational status to date.  At March 31, 2011 and dating back to November 23, 2009 (inception) we had purchases from this supplier totaling $2,953.

During the period ending March 31, 2011 the Company extended a share based compensation agreement with a related party (See Note 8).

We do not own any real estate and do not intend to own real estate in the future.
We utilize space leased by a non-affiliated entity of our President on a rent free basis. If our business expands, we will likely need to lease office and/or warehouse space.

NOTE 8.   SHARE- BASED COMPENSATION

Share-based payments awards of 36,280 shares of our common stock were granted to non-employee service providers for the period ending March 31, 2011.  Share based compensation expense  amounted to $9,070 for the period ending March 31, 2011.

The Company’s Board of Directors and Officers were also compensated with shares for services provided (See Note 9).  Two shareholders are members of an accounting services organization that provide services to the Company and are related to the shareholder who provides merchandise to the Company (See Note 7).

Shades Holdings, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

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

NOTE 9.    DIRECTORS COMPENSATION

On July 9, 2010 the company elected three Board of Directors to serve one year terms.  The individuals are Sean Lyons, Jesus Diaz, and Ryan Ford.  Mr. Ford will receive 30,000 shares a year for his services which will vest quarterly and will be awarded at end of the calendar year.  Mr. Diaz was also added as CFO and will receive 50,000 shares a year for his services as a board member and CFO.  His shares will vest quarterly and be awarded at end of the calendar year.  Mr. Lyons will receive 50,000 shares a year for his services as a board member and CEO. His shares will vest quarterly and be awarded at end of the calendar year.  We will apply the grant date fair value method to our share based arrangement for these awards and record compensation expense as these shares vest.

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

Background

We are an online retailer of discount sunglasses incorporated under the laws of Florida on November 23, 2009.   We are a development stage company and have recently commenced our business operations.  From our inception on November 23, 2009 through March 31, 2011, we incurred a cumulative loss of $197,481 and have only generated limited revenues from our business operations.  We offer and sell high quality, name brand sunglasses to our customers through our wholly owned subsidiary, Daily Shades, Inc., at discounts of up to 70% of the manufacturer’s suggested retail price.  Our products are offered and sold through our website at www.dailyshades.com and we intend to continue offering our products only through our websites.  We currently offer a different pair of sunglasses each day to our customers through our website.  We generally offer our sunglasses for a limited period of time and present the offer as a “daily deal” on our website.  Each day our quantities vary so our customers do not know how many pairs of sunglasses we will have of a particular model.  We have also recently added a bargain bin that consist of single models, old models and slightly damaged models.  We have also purchased the domain dailychrono.com and have that website under construction.  We intend to sell watches on that website using a similar business model and are targeting to have the new website up and operating by the third  quarter of 2011.  In anticipation of having dailychrono.com operating by the second quarter of 2011, we purchased a small amount of inventory of watches in the fourth quarter of 2010.

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

During our development stage, as discussed above, we will incur significant expenditures for organizational costs and marketing, arising both internally and externally.  Our organizational costs have made up the majority of our expenses to date.  These expenditures are entirely predicated on the success of our financing efforts discussed in Liquidity and Capital Resources, below.  We have had to pay for most of our organizational costs with cash and currently anticipate that we will be required to pay for our marketing efforts with cash. However, to the extent that outside parties will entertain share-based payment arrangements, we will likely pursue negotiations on those lines.  As discussed in Note 5, Equity Transactions, contained in the explanatory notes to our financial statements, we previously issued shares of our common stock as compensation to our social media content consultation, our IT consultant and our legal service provider.  We will seek stock-based compensation arrangements in the future.

Our website sales platform is currently generating limited revenues.  From inception (November 23, 2009) through March 31, 2011, we generated $3,391 in revenues from our operations.  We anticipate that our marketing efforts will increase the traffic to our website, dailyshades.com, which will result in an increase in revenues.  Our revenues are primarily derived from the sale of products over our website.  We also have one advertising space on our main website ,dailyshades.com, in which we offer a “banner” style advertisement.  This advertising space generates limited revenue for us.  We  recently expanded our advertising to our additional websiteswhich include dailyflops.com, dailylids.com, dailytote.com, dailysneaks.com, and dailychrono.com (which is currently under construction).  The websites now have “splash pages” with advertisements on them and a link back to our main website, dailyshades.com.  A “splash page” is a simple one page website that requires minimal development output and expenditures but that will allow us additional exposure on the internet.

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

Advertising, social media, and search engine optimization (“SEO”) services.  In order for our business model to be successful, we must acquire, convert and retain customers.  In order to acquire customers, we must increase the traffic to our website.  As such, our highest priority will be to increase our marketing/advertising expenses.  We utilize various channels to market our products, including click-through based advertising on shopping comparison engines, targeted e-mails, display and banner advertisements on high-traffic portals, social networking via major social media sites, and onsite promotions on our websites.  If we are able to obtain the necessary capital, we intend to increase the ads we purchase from internet search engine providers like Google and Yahoo!.  While we believe that repetitive ads on the internet are a highly effective marketing tool, the costs associated with these advertisements are high. Using  Google Ad Words, we can create advertisements and choose keywords, which are words or phrases related to our business.  When people search on Google using one of our keywords, our ad may appear next to the search results.  This allows us to advertise to an audience that is already interested in the products we provide.  Using this form of advertising, we can establish spending limits and we are generally only charged if someone clicks our ad, not just when our ad is displayed.  At the development stage that we are in, we do not have adequate resources to devote a substantial amount to internet advertising.  We anticipate spending approximately thirty percent (30%) of our funds on this type of advertising during our fiscal year ending December 31, 2011. Even with current budget constraints we plan to expand our advertising campaign during the second quarter as this is the  prime season for sunglasses.  This will consist primarily of increased advertising with Adwords on Google, Facebook Ads/Contest, and subscriber list contest/promotions from our website.  Our social media followers have vastly expanded over the last several quarters along with subscribers to our website.

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

Acquisition of inventory.  With the expansion of our marketing campaign, we anticipate an increase in our sales.  As such, additional inventory channels would need to be found.  While our current business model does not require that we maintain high inventory levels, as our business grows, we may need to acquire and hold inventory.  Many wholesalers require that we place certain minimum orders for inventory, which we are currently unable to do because the minimum orders exceed our current budget.  If our inventory demands reach a certain level, we might need to find warehouse space.  The determination of size and cost at this point would be unknown.  However, we do not believe we will require warehouse space until the third or fourth quarter of 2011, at the earliest.  As of March 31, 2011, we currently retain very minimal inventory of approximately $2,962.

Website maintenance and enhancement.  Due to our existing budget constraints, we do a minimum amount of maintenance and updating to our website.  If our marketing campaign is successful and additional traffic is directed to our website, we will need to spend additional money on maintaining and enhancing our website to remain competitive.

General working capital needs.  If we are successful in establishing our sunglass segment, we will likely rollout additional “daily deal” sites for other clothing accessories such as hats, watches, shoes and other similar items.  We have acquired the website domain names of dailychrono.com, dailytote.com, dailylids.com, dailyflops.com, and dailysneaks.com.  Currently dailychrono.com, a website devoted to watches, is under construction and anticipated to launch in the third quarter of 2011.  We initially anticipated launching this website in the first or second quarter, however, we have not had the excess capital to devote to its development.  Other than the launch of dailychrono.com, we do not anticipate expanding our business until the fourth quarter of 2011 or the first quarter of 2012.  As we expand, we will focus on those markets that we believe have the greatest sales potential and the least competition.  The advertising/marketing campaign for these new segments would be substantially similar to those used for our sunglasses segment.

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

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period.  However, we have incurred operating losses of $21,573 during the three months ended March 31, 2011 and $197,481 from inception (November 23, 2009) through March 31, 2011.  In addition, we used cash of $6,857  in support of our operating activities during the three months ended March 31, 2011.  As of March 31, 2011, we had cash on hand of $5,273 and working capital of $8,035.  A substantial portion of our working capital results from non-cash share based payments for prepaid expenses totaling $8,328 for the three months ended March 31, 2011 for stock issued to service providers for legal, accounting and information technology services rendered to our company.  Since our inception, we have been substantially dependent upon funds raised through the sales of our stock in private placements to sustain our operating activities.  Our operating plan will require substantially all available liquid resources and additional financings sources, which we may not be able to achieve, to continue our business operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our preferred method of raising this necessary capital will be to sell shares through our current stock offering.  Our Registration Statement on Form S-1 (File No. 333-168139), related to our initial public offering, was declared effective by the SEC on October 25, 2010. A total of 4,000,000 shares of common stock were registered with the SEC to be sold by the Company with an aggregate offering price of $1,000,000 for the Company if all shares are sold.  As of the date of this filing the Company has only  sold 33,000 shares under the registration statement.

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

Cash balances amounted to $5,273 as of March 31, 2011 compared to $19,233 at March 31, 2010.  We have working capital of $8,035 as of March 31, 2011 and we had working capital of $106,627 at March 31, 2010.  Our working capital decreased as a result of our net loss during the year ended December 31, 2010 and the three months ended March 31, 2011.

Cash Flow from Operating Activities – We used cash of $6,857 in our operating activities during the three months ended March 31, 2011 and $21,217 during the three months ended March 31, 2010

We recorded a net loss of $21,573 and $13,251 during the three months ended March 31, 2011 and 2010.

Our cash from operating activities also includes cash flow from changes in our operating assets and liabilities of $2,267 for the three months ended March 31, 2011 compared to a use of cash of $8,216 for the three months ended March 31, 2010.

Our inventory was $2,962 at March 31, 2011 compared to $0 at March 31, 2010.  We made inventory purchases to take advantage of favorable pricing for these purchases.

Our non-cash prepaid expenses were $8,328 at March 31, 2011 compared to $89,017 at March 31, 2010.  The decrease is attributable to the amortization of share based payments for accounting, information technology services and legal services.  In October of 2010, we charged non-cash share based registration statements costs of $69,486 to paid in capital upon the effective registration of our common stock on October 25, 2010.

Accounts payable and accrued expenses were $8,528 at March 31, 2011, an increase of $6,905  from $1,623  at March 31, 2010.  This use of funds is due to the timing of payments for services accrued at December 31, 2010.

Cash Flow from Investing Activities – We used $0 cash and $0 in our investing activities during the three months ended March 31, 2011 and 2010, respectively.

We have no commitments for the purchase of property and equipment or other long lived assets.

Cash Flow from Financing Activities –We have been substantially dependent on these types of financings since inception.

We currently have 5,102,222 shares of our common stock available for sale to the public with the completion of our registration statement which became effective October 25, 2010.  A total of 1,102,222 of these shares are offered by our selling shareholders with no proceeds to the benefit of the Company from the sales of these shares.  The proceeds from the sale of the remaining 4,000,000 shares, if any shares are sold, will be proceeds to the benefit of the Company.  Since May 16, 2011, the Company has sold 33,000 shares. There can be no assurances that any of our common stock available for sale to the public will be sold or that funding sources to meet our business needs will become available or on terms that are suitable to our management.  The Company did not sell any shares under the registration statement during the quarter ended March 31, 2011.

Results of Operations

Three Months Ended March 31, 2011 and 2010

Revenues – We derive our revenues from the sale of tangible products primarily sunglasses. Our consolidated product sales of sunglasses were $695 and $417 for the three months ended March 31, 2011 and 2010.  Our revenues are limited and will continue to be limited until we can fully implement our business plan.

Cost of Product Sales – Our cost of product sales were $441 and $90 for the three months ended March 31, 2011 and 2010.  Our cost of product sales is a direct result of our sales activity.  Costs of products sold included unexpected emergency shipping costs and  product pricing costs.

Selling General and Administrative Expenses – Operating expenses consist of advertising expense, accounting and professional expenses, compensation costs and general, amortization and administrative expenses. Our analysis of the material components of changes in operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense were $117 and $0 for the three months ended March 31, 2011 and 2010.  Due to limited operating activity our advertising expense is set at minimum levels.  Much of our advertising is done by management  through social media sites such as Facebook.

Accounting and Professional Expense – Accounting and consulting professional expenses (including expenses associated with our filings with the regulatory agencies) were $11,575 and $13,255 for the three months ended March 31, 2011 and 2010.  These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Compensation Costs – Compensation related costs consist of salaries and payroll taxes.  These costs were $9,730 and $0 for the three months ended March 31, 2011 and 2010.  Our compensation costs are for our Principal Executive Officer and Principal Financial Officer.  Of which, stock compensation in the amount of $8,123 was given to (1) a Director  (2) our Chief Financial Officer/Director (3) our Chief Executive Officer/Director .

Amortization – Our amortization of intangible assets was $250 and 250 for the three months ended March 31, 2011 and 2010. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $155 and $73 for the three months ended March 31, 2011 and 2010. These costs reflect normal operating expenses and other administrative expenses, including, without limitation, travel and entertainment expenses.

Net Loss – We have reported net loss of $21,573 and $13,251 during the three months ended March 31, 2011 and 2010. This net loss is a result of the items discussed in the preceding discussion.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011.  This evaluation was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms.  In addition, the evaluation’s goal was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of March 31, 2011, our disclosure controls and procedures were not effective:

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

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form S-1 (File No. 333-168139), related to our initial public offering, was declared effective by the SEC on October 25, 2010. A total of 4,000,000 shares of common stock were registered with the SEC to be sold by the Company with an aggregate offering price of $1,000,000 for the Company if all shares are sold. The Company did not sell any shares under the registration statement during the quarter ended March 31, 2011.  Since May 16, 2011, the Company has sold 33,000 shares of its common stock at $0.25 per share, for total proceeds to the Company of $8,250.  The Company has used the proceeds for general operating expenses (prior to April 27, 2011, the Company had not sold any shares under the Registration Statement).

Item 3.	Defaults Upon Senior Securities - None.

Item 4.	Removed and Reserved

Item 5.	Other Information – None.

Item 6.	Exhibits

Exhibit No.	Description
3.01*	Articles of Incorporation of Shades Holdings, Inc.
3.02*	Bylaws of Shades Holdings, Inc.
31.01**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 23, 2011.
31.02**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 23, 2011.
32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 23, 2011.
32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 23, 2011.

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

Dated: May 23, 2011