Form 10-Q
period 2011-06-30
SHADES HOLDINGS, INC.
filed 2011-08-18
CIK 1488366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-168139

SHADES HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Florida	27-1368114
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

20711 Sterlington Drive, Land O’ Lakes, Florida	34638
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (813) 454-0130

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
Yes ☐ No ☑

The Registrant had 23,777,000 shares of common stock, par value $0.0001 per share, outstanding as of August 15, 2011.

Shades Holdings, Inc.
INDEX

		Page No.
PART I.	Financial Information

Item 1.	Financial Statements.

	Consolidated Balance Sheets at December 31, 2010 and June 30, 2011 (Unaudited)	F-1

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited) and for the Period from November 23, 2009 (Inception) to June 30, 2011	F-2

	Consolidated Statement of Stockholders’ Equity: For The Period from November 23, 2009 (Inception) Through June 30, 2011	F-3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited) and for the Period from November 23, 2009 (Inception) to June 30, 2011	F-4

	Notes to Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1-7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	7

Item 4.	Controls and Procedures.	7

PART II.	Other Information

Item 1.	Legal Proceedings.	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	8

Item 3.	Defaults Upon Senior Securities.	9

Item 4.	Removed and Reserved.	9

Item 5.	Other Information.	9

Item 6.	Exhibits.	10

SIGNATURES		11

Shades Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	June 30, 2011	December 31, 2010
Current assets:	(unaudited)
Cash and cash equivalents	$6,873	$12,131
Inventory	2,961	2,961
Prepaid expenses	5,199	11,457
Total current assets	15,033	26,549
Websites-net	3,000	2,000
Total assets	$18,033	$28,549

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,142	$5,643
Accrued expenses	1,296	618
Total current liabilities	4,438	6,261

Stockholders' equity:
Preferred stock, $0.01 par value;
10,000,000 shares authorized, none designated or issued	-	-

Common stock, $0.0001 par value:
100,000,000 shares authorized; 23,607,000 and 23,527,000 shares
issued and outstanding, respectively	2,377	2,353

Additional paid in capital	220,516	158,040
Common stock payable	16,246	37,803
Deficit accumulated during development stage	(225,544)	(175,908)
Total stockholders' equity	13,595	22,288

Total liabilities and stockholders' equity	$18,033	$28,549

See Notes To Consolidated Financial Statements

Shades Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For The Three Months Ended June 30, 2011	For The Three Months Ended June 30, 2010	For The Six Months Ended June 30, 2011	For The Six Months Ended June 30, 2010	For The Period From November 23, 2009 (Date of Inception) To June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$355	$1,269	$1,050	$1,686	$3,747
Cost of goods sold	243	949	684	1,039	2,545
Gross Profit	112	320	366	647	1,202

Accounting and Professional expense	17,478	13,258	29,053	26,512	176,593
Compensation Expense	9,976	3,334	19,706	3,334	46,589
Other General and Administrative	116	350	271	424	1,536
Advertising	355	-	472	-	528
Amortization	250	250	500	500	1,500
Total selling, general and administrative	28,175	17,192	50,002	30,770	226,746

Net loss	$(28,063)	$(16,872)	$(49,636)	$(30,123)	$(225,544)
Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding basic and diluted	23,672,000	23,501,400	23,672,000	23,672,000	23,672,000

See Notes To Consolidated Financial Statement

Shades Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
For The Period From November 23, 2009 (Date of Inception) Through June 30, 2011

							Deficit
							Accumulated
					Additional	Common	During
	Preferred Stock		Common Stock		Paid in	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Total
Balance, Nov 23, 2009 (Inception):
Issuance of common stock to founder and president valued at $0.0001 per share	-	-	20,000,000	$2,000	$-	$-	$-	$2,000
Issuance shares of common stock for services for $0.25 per share	-	-	310,000	31	77,469	-	-	77,500
Issuance shares of common stock for cash at $0.01 per share, net	-	-	3,000,000	300	26,343	-	-	26,643
Net loss for December 31, 2009	-	-	-	-	-	-	(4,015)	(4,015)

Balance at December 31, 2009	-	-	23,310,000	2,331	103,812	-	(4,015)	102,128
Issuance shares of common stock for cash at $0.25 per share through private placement	-	-	217,000	22	54,228	-	-	54,250
Common stock payable for services for $0.25 per share	-	-	-	-	-	37,803	-	37,803
Net loss for December 31, 2010	-	-	-	-	-	-	(171,893)	(171,893)
Balance at December 31, 2010	-	-	23,527,000	2,353	158,040	37,803	(175,908)	22,288
Issuance of common stock for services for $0.25 per share	-	-	80,000	8	19,992	(20,000)	-	-
Common stock payable for services for $0.25 per share	-	-	-	-	-	9,070	-	9,070
Net loss for March 31, 2011	-	-	-	-	-	-	(21,573)	(21,573)

Balance at March 31, 2011 (unaudited)	-	-	23,607,000	2,361	178,032	26,873	(197,481)	9,785
Issuance of common stock for services for $0.25 per share	-	-	75,000	7	18,743	(18,750)	-	-
Common stock payable for services for $0.25 per share	-	-	-	-	-	8,123	-	8,123
Issuance shares of common stock for cash at $0.25 per share through S1	-	-	95,000	9	23,741	-	-	23,750
Net loss for June 30, 2011	-	-	-	-	-	-	(28,063)	(28,063)
Balance at June 30, 2011 (unaudited)	-	-	23,777,000	$2,377	$220,516	$16,246	$(225,544)	$13,595

See Notes To Consolidated Financial Statement

Shades Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For The Six Month Period Ended June 30, 2011	For The Six Month Period Ended June 30, 2010	For The Period From November 23, 2009 ( Inception) To June 30, 2011
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(49,636)	$(30,123)	$(225,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	17,193	13,750	116,304
Amortization of website	500	500	1,500
Changes in operating assets and liabilities:
Prepaid expenses	6,258	(14,242)	10,993
Inventories	-	-	(2,961)
Accounts payable	(2,502)	(1,442)	3,141
Accrued expenses	678	1,164	1,296
Net cash (used) in operating activities	(27,509)	(30,393)	(95,271)

Cash flows from investing activities:

Acquisition of intangible assets	(1,500)	-	(4,500)
Net cash (used) in investing activities	(1,500)	-	(4,500)

Cash flows from financing activities:
Cash received from issuance of common stock	23,750	54,250	110,000
Cash paid for stock issuance costs	-	-	(3,356)
Net cash provided by financing activities	23,750	54,250	106,644

Net (decrease) increase in cash and cash equivalents	(5,259)	23,857	6,873
Cash and cash equivalents at beginning of year	12,132	19,950	-
			-
Cash and cash equivalents at end of year	$6,873	$43,807	$6,873

Supplemental disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See Notes To Consolidated Financial Statement

Shades Holdings Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The Company — Shades Holdings Inc. (the Company) was organized in Florida on November 23, 2009.  The Company is in the development stage and has realized only minimal revenues from its planned operations.

Nature of Business — We are an internet sales Company which, through our wholly owned subsidiary, Daily Shades, Inc., sells name brand sunglasses at up to 70% off manufactured suggested retail prices at our website www.dailyshades.com.  Our business strategy is focused on a “daily deal” that is a niche in the internet market place.

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

NOTE 2. GOING CONCERN

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $30,123 and $49,636 for the six months ended June 30, 2010 and June 30, 2011 respectively.  Additionally our cumulative losses were $225,544 through June 30, 2011.  Our revenues are minimal. In addition, during these periods, we used cash of $30,393 and $27,509 respectively, in our operating activities for the three month ended June 30, 2010 and June 30, 2011. Since our inception, we have been substantially dependent upon funds raised through the sale of common stock. We will need to obtain additional financing to implement our business plan.  We may not be successful unless we can successfully market our products and generate revenue sufficient to continue our operations.  These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. Since inception through June 30, 2011 we raised $110,000 from the sale of common stock. We cannot give any assurances regarding the success of our current operations or our ability to raise adequate capital to finance our operations. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Shades Holdings, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTES 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The Company prepares the financial statements in accordance with generally accepted accounting principles of the United States of America and, accordingly, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation — Our consolidated financial statements include the accounts of Shades Holding Inc. and its wholly owned subsidiary, Daily Shades Inc. All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

Impairment of Long-Lived Assets — Our management evaluates its tangible and definite-lived intangible assets for impairment under ASC 350 Intangible Assets and ASC 360 Impairments and Disposals.

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

Cash and Cash Equivalents — Cash equivalents are comprised of all highly liquid investments with maturity of three months or less when purchased.

Revenue Recognition — Revenue is recognized when evidence of the arrangement exists, the product is shipped to a customer, the fee for the service is fixed or determinable and when we have concluded that amounts are collectible from the customers. Estimated amounts for sales returns and allowances are recorded at the time of sale. Shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

Shades Holdings, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

Inventories — Inventories consist of retail merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand.

Intangible assets — The Websites are recorded at cost and has a finite life.  The Websites are amortized over the estimated periods of benefit of three years.

Earnings (Loss) Per Share — The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive.  The Company has no potentially dilutive securities at June 30, 2010 and June 30, 2011.

Fair Value of Financial Instruments — The Company carries cash and cash equivalents, inventory, and accounts payable and accrued expense at historical cost which approximates the fair value because of the short-term nature of these instruments.

Income Taxes — Income taxes are accounted for using the liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using currently enacted tax rates. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Share-Based Compensation — We apply the grant-date fair value method to our share-based payment arrangements with employees under the rules provided in ASC 718 Accounting for Share-Based Payments and Staff Accounting Bulletin 107.  Share-based compensation cost for employees is measured at the grant date fair value based on the value of the award and is recognized over the requisite service period, which is usually the vesting period for employees.

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

Recent Accounting Standards — The Company does not expect the adoption of recent accounting standards to have any material impact on its consolidated financial statements.

NOTE 4. INTANGIBLE ASSETS

The Company’s intangible assets as of June 30, 2011 are as follows:

June 30, 2011
(unaudited)
Website development	$4,500
Accumulated amortization	(1,500)
Website, net	$3,000

Unamortized intangible assets:

Estimated Amortization Expense:

June 30, 2011
(unaudited)

For six months ended December 31, 2011	$750
For the year ended December 31, 2012	1,500
For the year ended December 31, 2013	750
$3,000

Shades Holdings, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 5. EQUITY TRANSACTIONS

We have 100,000,000 authorized shares of common stock with a par value of $0.0001. Holders of voting shares are entitled to one vote for each share that they own at any shareholders' meeting.  Each share of common stock entitles the holder to one vote, either in person or by proxy, at meetings of shareholders’.

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

On June 3, 2011 the Company closed its Registered Direct Offering and the Registered Resale Offering on Form S1.  The Company sold 95,000 shares of our common stock at a price of $0.25 per share.  All the shares sold were from the Registered Direct Offering, no shares from the Registered Resale Offering were sold.  The Company sold 95,000 shares of common stock resulting in cash proceeds of $23,750.

Common Stock Issued for Services to Non-employees

On November 23, 2009 the Company entered into a one year consulting agreement with Ryan Ford for web consultation on our website dailyshades.com.  In consideration for services performed the Company compensated Mr. Ford with 10,000 shares of common stock.

On December 17, 2009 the Company entered into a one year consulting agreement with the Tyler Ryan Group, (TRG) to provide services on content and social media content.  In consideration for the services preformed, the Company compensated TRG at $500 a month and issued 40,000 shares of our common stock as compensation for these services for one year. Their services were extended at a monthly fee of $500.

Shades Holdings, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

On November 23, 2009 the Company entered into a one year consulting agreement with Ron Rule for IT services on our website dailyshades.com.  In consideration for services performed the Company compensated Mr. Rule with 10,000 shares of common stock

On November 23, 2009 we issued 200,000 shares of our common stock as compensation for legal services.

The fair value of these shares was based upon the fair value of the services performed.  See Note 3 and Note 8 for the Share-Based Compensation.

NOTE 6.   COMPENSATION AGREEMENTS

Employment Compensation — We have not entered into an employment agreement or non-competition agreement with our President.  Our President is compensated $500 monthly for his services.

NOTE 7.   RELATED PARTIES

On December 10, 2009, a shareholder, who purchased 1,100,000 shares of our common stock valued at $0.01 per share, is currently a supplier of merchandise.  Our operations are limited and have achieved limited operational status to date.  At June 30, 2011 and dating back to November 23, 2009 (inception) we had purchases from this supplier totaling $3,083.

During the period ending June 30, 2011 the Company extended a share based compensation agreement with a related party (See Note 8).

We utilize space leased by a non-affiliated entity of our President on a rent free basis. If our business expands, we will likely need to lease office and/or warehouse space.

NOTE 8.   SHARE- BASED COMPENSATION

Share-based payment awards of 75,000 shares of our common stock were granted to non-employee service providers for the period ending June 30, 2011.  Share based compensation expense amounted to $8,123 for the three month period ending June 30, 2011.

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

Shades Holdings, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

During the period ended December 31, 2009, this service organization received 50,000 shares of our common stock valued at $0.25 per share or a total value of $12,500 in exchange for their accounting services charged to prepaid expense and amortized over a period of twelve months. The same structured agreement was renewed as of November 24, 2010, this service organization received 50,000 shares of our common stock valued at $0.25 per share or a total value of $12,500 in exchange for their accounting services charged to prepaid expense and amortized over a period of twelve months.  In 2010 the shares were not issued however the cost was recognized.  The shares were issued June 2, 2011.

NOTE 9.    DIRECTORS COMPENSATION

On July 9, 2010 the company elected three Board of Directors to serve one year terms.  The individuals are Sean Lyons, Jesus Diaz, and Ryan Ford.  Mr. Ford will receive 30,000 shares a year for his services which will vest quarterly and will be awarded at end of the calendar year 2011.  Mr. Diaz was also added as CFO and will receive 50,000 shares a year for his services as a board member and CFO.  His shares will vest quarterly and be awarded at end of the calendar year 2011.  Mr. Lyons will receive 50,000 shares a year for his services as a board member and CEO. His shares will vest quarterly and be awarded at end of the calendar year 2011.  We will apply the grant date fair value method to our share based arrangement for these awards and record compensation expense as these shares vest.

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

Forward Looking Statements

Certain statements contained in this report on Form 10-Q and other written material and oral statements made from time to time by us do not relate to historical or current facts.  As such, they are referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as  “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions. When reading any forward looking statement, you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

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

Background

We are an online retailer of discount sunglasses incorporated under the laws of Florida on November 23, 2009.   We are a development stage company and have recently commenced our business operations.  From our inception on November 23, 2009 through June 30, 2011, we incurred a cumulative loss of $225,544 and have only generated limited revenues from our business operations.  We offer and sell high quality, name brand sunglasses to our customers through our wholly owned subsidiary, Daily Shades, Inc., at discounts of up to 70% of the manufacturer’s suggested retail price.  Our products are offered and sold through our website at www.dailyshades.com and we intend to continue offering our products only through our websites.  We currently offer a different pair of sunglasses each day to our customers through our website.  We generally offer our sunglasses for a limited period of time and present the offer as a “daily deal” on our website.  Each day our quantities vary so our customers do not know how many pairs of sunglasses we will have of a particular model.  We also have added a bargain bin that consist of single models, old models and slightly damaged models.  We have also purchased the domain dailychrono.com and the site is in the final phase on construction with completion estimated by the end of August 2011.  We intend to sell watches on that website using a similar business model and are targeting to have the new website up and operating by the third quarter of 2011.  In anticipation of having dailychrono.com operating by the third quarter of 2011, we purchased a small amount of inventory of watches in the fourth quarter of 2010.

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

During our development stage, as discussed above, we will incur significant expenditures for organizational costs and marketing, arising both internally and externally.  Our organizational costs have made up the majority of our expenses to date.  These expenditures are entirely predicated on the success of our financing efforts discussed in Liquidity and Capital Resources, below.  We have had to pay for most of our organizational costs with cash and currently anticipate that we will be required to pay for our marketing efforts with cash. However, to the extent that outside parties will entertain share-based payment arrangements, we will likely pursue negotiations on those lines.  As discussed in Note 5, Equity Transactions, contained in the explanatory notes to our financial statements, we previously issued shares of our common stock as compensation to our social media content consultation, our IT consultant and our legal service provider.  We will seek stock-based compensation arrangements in the future.  With numerous recent developments such as XBRL formatting for all filings which will incur substantial cost in the near future and the growing difficulties for small publicly traded companies to easily trade on the open market.  The Company, for the protection of its shareholder base, may seek to identify a privately-held operating company that desires to become a public company by combining with us via reverse merger or some other form of transaction. The Company may seek a target that demonstrates potential long-term growth, rather than short-term earnings. The Company has not entered into discussions or a definitive agreement with any party concerning an acquisition or merger.

Commencing on June 24, 2011,  our common stock is now quoted on the OTC Bulletin Board under the symbol SHDH.

Our website sales platform is currently generating limited revenues.  From inception (November 23, 2009) through June 30, 2011, we generated $3,747 in revenues from our operations.  We anticipate that our marketing efforts will increase the traffic to our website, dailyshades.com, which will result in an increase in revenues.  Our revenues are primarily derived from the sale of products over our website.  We also have one advertising space on our main website, dailyshades.com, in which we offer a “banner” style advertisement.  This advertising space generates limited revenue for us.  We recently expanded our advertising to our additional websites which include dailyflops.com, dailylids.com, dailytote.com, dailysneaks.com, and dailychrono.com (which is currently under construction).  The websites now have “splash pages” with advertisements on them and a link back to our main website, dailyshades.com.  A “splash page” is a simple one page website that requires minimal development output and expenditures but that will allow us additional exposure on the internet.

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

Advertising, social media, and search engine optimization (“SEO”) services.  In order for our business model to be successful, we must acquire, convert and retain customers.  In order to acquire customers, we must increase the traffic to our website.  As such, our highest priority will be to increase our marketing/advertising expenses.  We utilize various channels to market our products, including click-through based advertising on shopping comparison engines, targeted e-mails, display and banner advertisements on high-traffic portals, social networking via major social media sites, and onsite promotions on our websites.  If we are able to obtain the necessary capital, we intend to increase the ads we purchase from internet search engine providers like Google and Yahoo!.  While we believe that repetitive ads on the internet are a highly effective marketing tool, the costs associated with these advertisements are high. Using  Google Ad Words, we can create advertisements and choose keywords, which are words or phrases related to our business.  When people search on Google using one of our keywords, our ad may appear next to the search results.  This allows us to advertise to an audience that is already interested in the products we provide.  Using this form of advertising, we can establish spending limits and we are generally only charged if someone clicks our ad, not just when our ad is displayed.  At the development stage that we are in, we do not have adequate resources to devote a substantial amount to internet advertising.  We anticipate spending approximately thirty percent (30%) of our funds on this type of advertising during our fiscal year ending December 31, 2011. Even with current budget constraints we plan to expand our advertising campaign during the third quarter as this is the  prime season for sunglasses.  This will consist primarily of increased advertising with Adwords on Google, Facebook Ads/Contest, and subscriber list contest/promotions from our website.  Our social media followers have vastly expanded over the last several quarters along with subscribers to our website.

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

Our search engine optimization (SEO) work is the next marketing aspect we plan on expanding when we are financially able.  We have retained an outside marketing firm to assist us in enhancing and developing our website and to assist us with SEO.  SEO is the practice of maximizing the volume or quality of traffic to a web site from search engines such as Google or Yahoo! via “natural” or un-paid search results.  Our efforts in this area have been limited due to our limited budget.  However, with proper funding, this aspect of our marketing campaign would be vastly expanded to increase our ranking in searches.

Acquisition of inventory.  With the expansion of our marketing campaign, we anticipate an increase in our sales.  As such, additional inventory channels would need to be found.  While our current business model does not require that we maintain high inventory levels, as our business grows, we may need to acquire and hold inventory.  Many wholesalers require that we place certain minimum orders for inventory, which we are currently unable to do because the minimum orders exceed our current budget.  If our inventory demands reach a certain level, we might need to find warehouse space.  The determination of size and cost at this point would be unknown.  However, we do not believe we will require warehouse space until the second or third quarter of 2012, at the earliest.  As of June 30, 2011, we currently retain very minimal inventory of approximately $2,961 and recently purchased an additional $320 in inventory.  .

Website maintenance and enhancement.  Due to our existing budget constraints, we do a minimum amount of maintenance and updating to our website.  If our marketing campaign is successful and additional traffic is directed to our website, we will need to spend additional money on maintaining and enhancing our website to remain competitive.  Recently most of this budget has gone to building the new dailychrono.com website.  This site will also display the daily deal for dailyshades.com.  Additional updates are being done on dailyshades.com but cannot be completed till the dailychrono.com website is done as the updates include links to dailychrono.com.

General working capital needs.  If we are successful in establishing our sunglass segment, we will likely rollout additional “daily deal” sites for other clothing accessories such as hats, watches, shoes and other similar items.  We have acquired the website domain names of dailychrono.com, dailytote.com, dailylids.com, dailyflops.com, and dailysneaks.com.  Currently dailychrono.com, a website devoted to watches, is under construction and anticipated to launch in the third quarter of 2011.  We initially anticipated launching this website in the first or second quarter; however, this development has been delayed due to unforeseen delays with the sites construction.  The site is currently set to launch by the end of August.  Other than the launch of dailychrono.com, we do not anticipate expanding our business until the fourth quarter of 2011 or the first quarter of 2012.  As we expand, we will focus on those markets that we believe have the greatest sales potential and the least competition.  The advertising/marketing campaign for these new segments would be substantially similar to those used for our sunglasses segment.

As our business grows, we also will need to hire additional employees.  We currently only have two employees, Sean Lyons, who is our Principal Executive Officer, and Jesus Diaz, our Principal Accounting Officer.  If our sales increase, we will need to hire additional people to accommodate that increase.  However, that was not anticipated to happen until the fourth quarter of  2011, but now due to capital restraints and limited sales will be delayed until at least the second quarter of 2012, at the earliest.  We believe our initial personnel needs will be in website maintenance, sales/customer service and a general operations manager.

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period.  However, we have incurred operating losses of $49,636 during the six months ended June 30, 2011 and $225,544_ from inception (November 23, 2009) through June 30, 2011.  In addition, we used cash of $27,509 in support of our operating activities during the six months ended June 30, 2011.  As of June 30, 2011, we had cash on hand of $6,873 and working capital of $10,595_.  A substantial portion of our working capital results from non-cash share based payments for prepaid expenses totaling $5,199 for the six months ended June 30, 2011 for stock issued to service providers for legal, accounting and information technology services rendered to our company.  Since our inception, we have been substantially dependent upon funds raised through the sales of our stock in private placements to sustain our operating activities.  Our operating plan will require substantially all available liquid resources and additional financings sources, which we may not be able to achieve, to continue our business operations.  These conditions raise substantial doubt about our ability to continue as a going.

  We sold 95,000 shares of our common stock under  our Registration Statement on Form S-1 (File No. 333-168139) at $0.25 per share for total proceeds to the Company of $23,750.  The Registration Statement, was declared effective by the SEC on October 25, 2010 and the Company the offering on June 7, 2011.   We had hoped to sell additional shares under the Registration Statement, however there was not sufficient demand for our shares in the market. Since we did not raise sufficient capital under the Registration Statement to sustain our current minimal operations and implement our business plan, we may seek advances from our existing shareholders to meet our existing working capital needs.  In addition, we may seek debt financing or short term loans.

However, further funding is not assured for the Company to continue as a going concern and, ultimately, we need to generate profitable operations to sustain our business activities.  We cannot give any assurances regarding the success of management’s plans.  Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.  If we do not secure at least $200,000 we may not be able to continue our current minimal operations beyond the next twelve months and our business plan will fail.  Furthermore, with numerous recent developments, including the implementation of XBRL formatting for all filers, including smaller reporting companies, the administrative costs associated with being a public company continue to increase.  If we cannot generate profitable operations to sustain our current business activities, in order to protect our existing stockholders, we may seek to identify a privately-held operating company that desires to become a public company by combining with us via reverse merger or some other form of transaction.  If we decide to explore this alternative, the Company will seek a target that demonstrates potential long-term growth, rather than short-term earnings.  The Company has not entered into a definitive agreement with any party concerning an acquisition or merger.  Sean Lyons, our Chief Executive Officer and director, will be primarily responsible for identifying acquisition opportunities.  However, we believe that prospects also may come to our attention from a variety of sources, including professional advisors such as attorneys and accountants, securities broker-dealers and venture capitalists. we may seek to identify a privately-held operating company that desires to become a public company by combining with us via reverse merger or some other form of transaction.

Cash balances amounted to $6,873 as of June 30, 2011 compared to $43,807 at June 30, 2010.  We have working capital of 10,595$ as of June 30, 2011 and we had working capital of 123,753 at June 30, 2010.  Our working capital decreased as a result of our net loss during the year ended December 31, 2010 and the six months ended June 30, 2011.

Cash Flow from Operating Activities – We used cash of $27,509 in our operating activities during the six months ended June 30, 2011 and $30,393 during the six months ended June 30, 2010.

We recorded a net loss of $49,636 and $30,123 during the six months ended June 30, 2011 and 2010.

Our cash from operating activities also includes cash flow provided by changes in our operating assets and liabilities of $4,434 for the six months ended June 30, 2011 compared to a use of cash of $14,520 for the six months ended June 30, 2010.

Our inventory was $2,961 at June 30, 2011 compared to $0 at June 30, 2010.  We made inventory purchases to take advantage of favorable pricing for these purchases.

Our non-cash prepaid expenses were $5,199 at June 30, 2011 compared to $81,367 at June 30, 2010.  The decrease is attributable to the amortization of share based payments for accounting, information technology services and legal services.  In October of 2010, we charged non-cash share based registration statements costs of $69,486 to paid in capital upon the effective registration of our common stock on October 25, 2010.

Accounts payable and accrued expenses were $4,438 at June 30, 2011, an increase of $3,004 from $1,434 at June 30, 2010.  This use of funds is due to the timing of payments for services accrued at December 31, 2010.

Cash Flow from Investing Activities – We used $1,500 cash and $0 in our investing activities during the six months ended June 30, 2011 and 2010.

Cash Flow from Financing Activities –We have been substantially dependent on these types of financings since inception.

We had 5,102,222 shares of our common stock available for sale to the public with the completion of our registration statement which became effective October 25, 2010.  A total of 1,102,222 of these shares are offered by our selling shareholders with no proceeds to the benefit of the Company from the sales of these shares.  The proceeds from the sale of the remaining 4,000,000 shares, if any shares were sold, would be proceeds to the benefit of the Company.  The Company closed this offering on June 7, 2011.  The Company has sold 95,000 shares in the offering for total proceeds of $23,750.

Results of Operations

Three Months Ended June 30, 2011 and 2010

Revenues – We derive our revenues from the sale of tangible products primarily sunglasses. Our consolidated product sales of sunglasses were $355 and $1,269 for the three months ended June 30, 2011 and 2010.  Our revenues are limited and will continue to be limited until we can fully implement our business plan.

Cost of Product Sales – Our cost of product sales were $243 and $949 for the three months ended June 30, 2011 and 2010.  Our cost of product sales is a direct result of our sales activity.  Costs of products sold included unexpected emergency shipping costs and  product pricing costs.

Selling General and Administrative Expenses – Operating expenses consist of advertising expense, accounting and professional expenses, compensation costs and general, amortization and administrative expenses. Our analysis of the material components of changes in operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense were $355 and $0 for the three months ended June 30, 2011 and 2010.   Due to limited operating activity our advertising expense is set at minimum levels.  Much of our advertising is done by management  through social media sites such as Facebook.

Accounting and Professional Expense – Accounting and consulting professional expenses (including expenses associated with our filings with the regulatory agencies) were $17,478 and $13,258 for the three months ended June 30, 2011 and 2010.  These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Compensation Costs – Compensation related costs consist of salaries and payroll taxes.  These costs were $9,976 and $3,334 for the three months ended June 30, 2011 and 2010.  Our compensation costs are for our Principal Executive Officer and Chief Financial Officer.  Of this amount , stock compensation in the amount of $8,123 was given to (1) a Director and (2) our Chief Financial Officer/Director.

Amortization – Our amortization of intangible assets was $250 and $250 for the three months ended June 30, 2011 and 2010. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $114 and $350 for the three months ended June 30, 2011 and 2010. These costs reflect normal operating expenses and other administrative expenses, including, without limitation, travel and entertainment expenses.

Net Loss – We have reported net loss of $28,063 and $16,872 during the three months ended June 30, 2011 and 2010. This net loss is a result of the items discussed in the preceding discussion.

Six Months Ended June 30, 2011 and 2010

Revenues – We derive our revenues from the sale of tangible products primarily sunglasses. Our consolidated product sales of sunglasses were $1,050 and $1,686 for the six months ended June 30, 2011 and 2010.  Our revenues are limited and will continue to be limited until we can fully implement our business plan.

Cost of Product Sales – Our cost of product sales were $684 and $1,039 for the six months ended June 30, 2011 and 2010.  Our cost of product sales is a direct result of our sales activity.  Costs of products sold included unexpected emergency shipping costs and  product pricing costs.

Selling General and Administrative Expenses – Operating expenses consist of advertising expense, accounting and professional expenses, compensation costs and general, amortization and administrative expenses. Our analysis of the material components of changes in operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense were $472 and $0 for the six months ended June 30, 2011 and 2010.   Due to limited operating activity our advertising expense is set at minimum levels.  Much of our advertising is done by management  through social media sites such as Facebook.

Accounting and Professional Expense – Accounting and consulting professional expenses (including expenses associated with our filings with the regulatory agencies) were $29,053 and $26,512 for the six months ended June 30, 2011 and 2010.  These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Compensation Costs – Compensation related costs consist of salaries and payroll taxes.  These costs were $19,706 and $3,334 for the six months ended June 30, 2011 and 2010.  Our compensation costs are for our Principal Executive Officer and Chief Financial Officer.  Of this amount, stock compensation in the amount of $16,246 was given to (1) a Director and (2) our Chief Financial Officer/Director.

Amortization – Our amortization of intangible assets was $500 and $500 for the six months ended June 30, 2011 and 2010. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $271 and $424 for the six months ended June 30, 2011 and 2010. These costs reflect normal operating expenses and other administrative expenses, including, without limitation, travel and entertainment expenses.

Net Loss – We have reported net loss of $49,636 and $30,123 during the six months ended June 30, 2011 and 2010. This net loss is a result of the items discussed in the preceding discussion.

We have experienced a recent increase in our professional costs primarily because of professional accounting and legal fees incurred in connection with the preparation and filing of our registration statement on Form S-1, along with subsequent events tied to the S-1.  We believe that these increased costs are associated with our efforts to become a public company. However, our administrative and overall general costs will continue to remain high now that our registration statement has been declared effective.  Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934. This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as the other filing requirements found in that Act.  Additionally, new cost and work will be generated now to fulfill the XBRL formatting requirements for all future filings.  We will also incur additional expenses associated with the services provided by our transfer agent. In addition, to the work we are presently doing, we will need to focus our time and energy to complying with the Exchange Act. This will detract from our ability and efforts to expand our business model and future product and service offerings.

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

Impairments – The Company’s management evaluates its tangible and definite-lived intangible assets for impairment under FASB ASC 360  Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities.  We carry cash and cash equivalents, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values.

Recent Accounting Pronouncements

The Company does not expect the adoption of recent accounting standards to have any material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011.  This evaluation was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms.  In addition, the evaluation’s goal was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of June 30, 2011, our disclosure controls and procedures were not effective:

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

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form S-1 (File No. 333-168139), related to our initial public offering, was declared effective by the SEC on October 25, 2010.  A total of 4,000,000 shares of common stock were registered with the SEC to be sold by the Company with an aggregate offering price of $1,000,000 for the Company if all shares are sold. The Company has sold 95,000 shares of its common stock at $0.25 per share, for total proceeds to the Company of $23,750.  The Company has used the proceeds for general operating expenses.  The Company terminated the Registration Statement on June 7, 2011.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Removed and Reserved

Item 5. Other Information – None.

Item 6. Exhibits

Exhibit No.	Description
3.01*	Articles of Incorporation of Shades Holdings, Inc.

3.02*	Bylaws of Shades Holdings, Inc.

31.01**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2011.

31.02**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2011.

32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2011.

32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2011.

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

Dated: August 15, 2011