Form 10-Q
period 2011-09-30
SHADES HOLDINGS, INC.
filed 2011-11-21
CIK 1488366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The Registrant had 23,777,000 shares of common stock, par value $0.0001 per share, outstanding as of November 15, 2011.

Shades Holdings, Inc.
INDEX

		Page No.

PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at December 31, 2010 and September 30, 2011 (Unaudited)	F-1

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited) and for the Period from November 23, 2009 (Inception) to September 30, 2011	F-2

	Consolidated Statement of Stockholders’ Equity: For The Period from November 23, 2009 (Inception) Through September 30, 2011	F-3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited) and for the Period from November 23, 2009 (Inception) to September 30, 2011	F-4

	Notes to Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3-9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	10

PART II.	Other Information

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Other Information	11

Item 5. 6.	Exhibits	12

SIGNATURES		13

Shades Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,446	$12,131
Inventory	3,201	2,961
Prepaid expenses	2,070	11,457
Total current assets	6,717	26,549
Websites-net	2,750	2,000
Total assets	$9,467	$28,549

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,675	$5,643
Accrued expenses	2,239	618
Total current liabilities	6,914	6,261

Stockholders' equity:
Preferred stock, $0.01 par value;
10,000,000 shares authorized, none issued or outstanding	-	-

Common stock, $0.0001 par value:
100,000,000 shares authorized; 23,777,000 and 23,527,000 shares issued and outstanding, respectively	2,377	2,353

Additional paid in capital	220,516	158,040
Common stock payable	24,369	37,803
Deficit accumulated during development stage	(244,709)	(175,908)
Total stockholders' equity	2,553	22,288

Total liabilities and stockholders' equity	$9,467	$28,549

See Notes To Consolidated Financial Statements

Shades Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Operations

					For The Period
					From November
	For The Three	For The Three	For The Nine	For The Nine	23, 2009 (Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) To
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$704	$688	$1,755	$2,375	$4,451
Cost of goods sold	335	708	1,020	1,747	2,881
Gross profit	369	(20)	735	628	1,570

Accounting and professional expense	9,337	24,092	38,391	45,202	185,930
Compensation expense	9,837	1,667	29,543	4,878	56,426
Other general and administrative	60	245	330	3,998	1,596
Advertising	50	-	521	2,199	577
Amortization	250	250	750	750	1,750
Total selling, general and administrative	19,534	26,254	69,535	57,027	246,279

Net loss	$(19,165)	$(26,274)	$(68,800)	$(56,399)	$(244,709)
Basic and diluted loss per share	$0.00	$0.00	$0.00	$0.00	$(0.01)

Weighted average shares outstanding basic and diluted	23,777,000	23,450,882	23,777,000	23,450,882	23,777,000

See Notes To Consolidated Financial Statement

Shades Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
For The Period From November 23, 2009 (Date of Inception) Through September 30, 2011

							Deficit
	Preferred						Accumulated
	Stock		Common Stock		Additional	Common	During
	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Development Stage	Total

Balance, Nov 23, 2009 (Inception):
Issuance of common stock to founder and president valued at $0.0001 per share	-	$-	20,000,000.00	$2,000	$-	$-	$-	$2,000
Issuance shares of common stock for services for $0.25 per share	-	-	310,000	31	77,469	-	-	77,500
Issuance shares of common stock for cash at $0.01 per share, net	-	-	3,000,000	300	26,343	-	-	26,643
Net loss for December 31, 2009	-	-	-	-	-	-	(4,015)	(4,015)

Balance at December 31, 2009	-	-	23,310,000	2,331	103,812	-	(4,015)	102,128
Issuance shares of common stock for cash at $0.25 per share through private placement	-	-	217,000	22	54,228	-	-	54,250
Common stock payable for services for $0.25 per share	-	-	-	-	-	37,803	-	37,803
Net loss for December 31, 2010	-	-	-	-	-	-	(171,893)	(171,893)
Balance at December 31, 2010	-	-	23,527,000	2,353	158,040	37,803	(175,908)	22,288
Issuance of common stock for services for $0.25 per share	-	-	80,000	8	19,992	(20,000)	-	-
Common stock payable for services for $0.25 per share	-	-	-	-	-	9,070	-	9,070
Net loss for March 31, 2011	-	-	-	-	-	-	(21,573)	(21,573)

Balance at March 31, 2011 (unaudited)	-	-	23,607,000	2,361	178,032	26,873	(197,481)	9,785
Issuance of common stock for services for $0.25 per share	-	-	75,000	7	18,743	(18,750)	-	-
Common stock payable for services for $0.25 per share	-	-	-	-	-	8,123	-	8,123
Issuance shares of common stock for cash at $0.25 per share through S1	-	-	95,000	9	23,741	-	-	23,750
Net loss for June 30, 2011	-	-	-	-	-	-	(28,063)	(28,063)
Balance at June 30, 2011 (unaudited)	-	-	23,777,000	2,377	220,516	16,246	(225,544)	13,595
Common stock payable for services for $0.25 per share	-	-	-	-	-	8,123	-	8,123
Net loss for September 30, 2011	-	-	-	-	-	-	(19,165)	(19,165)
Balance at September 30, 2011 (unaudited)	-	$-	23,777,000	$2,377	$220,516	$24,369	$(244,709)	$2,553

See Notes To Consolidated Financial Statement

Shades Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For The Period From
	For The Nine Month	For The Nine Month	November 23, 2009
	Period Ended	Period Ended	( Inception) To
	September 30, 2011	September 30, 2010	September 30, 2011
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(68,800)	$(56,399)	$(244,708)
Adjustments to reconcile net (loss ) to net cash used in operating activities:
Stock based compensation	25,314	20,625	124,425
Amortization of website	750	750	1,750
Changes in operating assets and liabilities:
Prepaid expenses	9,387	(14,229)	14,123
Inventories	(240)	(1,278)	(3,201)
Accounts payable	(968)	(1,660)	4,675
Accrued expenses	1,622	615	2,240
Net cash (used) in operating activities	(32,935)	(51,576)	(100,697)

Cash flows from investing activities :

Acquisition of intangible assets	(1,500)	-	(4,500)
Net cash (used) in investing activities	(1,500)	-	(4,500)

Cash flows from financing activities :
Cash received from issuance of common s tock	23,750	54,250	110,000
Cash paid for stock issuance costs	-	-	(3,357)
Net cash provided by financing activities	23,750	54,250	106,643

Net (decrease) increase in cash and cash equivalents	(10,685)	2,673	1,447

Cash and cash equivalents at beginning of year	12,131	19,950	-
			-
Cash and cash equivalents at end of year	$1,446	$22,623	$1,447

Supplemental disclosures :
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

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

NOTE 2. GOING CONCERN

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $56,399 and $68,800 for the nine months ended September 30, 2010 and September 30, 2011 respectively.  Additionally our cumulative losses were $244,709 through September 30, 2011.  Our revenues are minimal. In addition, during these periods, we used cash of $51,576 and $32,935 respectively, in our operating activities for the nine month ended September 30, 2010 and September 30, 2011. Since our inception, we have been substantially dependent upon funds raised through the sale of common stock. We will need to obtain additional financing to implement our business plan.  We may not be successful unless we can successfully market our products and generate revenue sufficient to continue our operations.  These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. Since inception through September 30, 2011 we raised $110,000 from the sale of common stock. We cannot give any assurances regarding the success of our current operations or our ability to raise adequate capital to finance our operations. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Shades Holdings, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents—Cash equivalents are comprised of all highly liquid investments with an original maturity of three months or less when purchased.

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

Intangible assets – The Websites are recorded at cost and has a finite life.  The Websites are amortized over the estimated periods of benefit of three years.

Earnings (Loss) Per Share - The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive.  The Company has no potentially dilutive securities at  September 30, 2010 and September 30, 2011.

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

NOTE 4. INTANGIBLE ASSETS

The Company’s intangible assets as of September 30, 2011 are as follows:

September 30, 2011
(unaudited)
Website development	$4,500
Accumulated amortization	(1,750)
Website, net	$2,750

Unamortized intangible assets:

Estimated Amortization Expense:
September 30, 2011
(unaudited)

For three months ended December 31, 2011	$500
For the year ended December 31, 2012	1,500
For the year ended December 31, 2013	750
$2,750

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

On December 17, 2009 the Company entered into a one year consulting agreement with the Tyler Ryan Group, (TRG) to provide services on content and social media content.  In consideration for the services preformed, the Company compensated TRG at $500 a month and issued 40,000 shares of our common stock as compensation for these services for one year. Their services were extended at a monthly fee of $500.  As of the end of this quarter, September 30, 2011, the agreement with TRG was not renewed.

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

NOTE 7.   RELATED PARTIES

On December 10, 2009, a shareholder, who purchased 1,100,000 shares of our common stock valued at $0.01 per share, is currently a supplier of merchandise.  Our operations are limited and have achieved limited operational status to date.  At September 30, 2011 and dating back to November 23, 2009 (inception) we had purchases from this supplier totaling $3,273.

During the period ending June 30, 2011 the Company extended a share based compensation agreement with a related party (See Note 8).

We utilize space leased by a non-affiliated entity of our President on a rent free basis. If our business expands, we will likely need to lease office and/or warehouse space.

NOTE 8.   SHARE- BASED COMPENSATION

Share-based payment awards of 75,000 shares of our common stock were granted to non-employee service providers for the period ending June 30, 2011.  Share based compensation expense amounted to $8,123 for the three month period ending September 30, 2011.

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

NOTE 9.    DIRECTORS COMPENSATION

On July 9, 2010 the company elected three Board of Directors to serve one year term.  The individuals are Sean Lyons, Jesus Diaz, and Ryan Ford.  Mr. Ford will receive 30,000 shares a year for his services which will vest quarterly and will be awarded at end of the calendar year 2011.  Mr. Diaz was also added as CFO and will receive 50,000 shares a year for his services as a board member and CFO.  His shares will vest quarterly and be awarded at end of the calendar year 2011.  Mr. Lyons will receive 50,000 shares a year for his services as a board member and CEO. His shares will vest quarterly and be awarded at end of the calendar year 2011.  We will apply the grant date fair value method to our share based arrangement for these awards and record compensation expense as these shares vest.

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

Background

We are an online retailer of discount sunglasses incorporated under the laws of Florida on November 23, 2009.   We are a development stage company and have recently commenced our business operations.  From our inception on November 23, 2009 through September 30, 2011, we incurred a cumulative loss of $244,709 and have only generated limited revenues from our business operations.  We offer and sell high quality, name brand sunglasses to our customers through our wholly owned subsidiary, Daily Shades, Inc., at discounts of up to 70% of the manufacturer’s suggested retail price.  Our products are offered and sold through our website at www.dailyshades.com and we intend to continue offering our products only through our websites.  We currently offer a different pair of sunglasses each day to our customers through our website.  We generally offer our sunglasses for a limited period of time and present the offer as a “daily deal” on our website.  Each day our quantities vary so our customers do not know how many pairs of sunglasses we will have of a particular model.  We also have a bargain bin that consist of single models, old models and slightly damaged models.  We launched our website dailychrono.com in the third quarter 2011.  We now offer watches on this website using a similar business model to our website dailyshades.com, and offer our customers watches for a limited period of time and present the offer as a “daily deal” on our website.  The growth of this website to date has been limited due to lack of funds and the delayed launch of the site.  Currently management is using methods that are very minimal in cost or even free to market the site.  Due to the recent launch of this website, our operations have been limited to date.

Plan of Operation

We are a development-stage company, which currently sells discount sunglasses and watches which seeks to expand its business model to include the sale of other products. During our development stage, we have and are devoting substantially all of our efforts to marketing and advertising through the use of different medias.  We are also engaged in developing our business infrastructure and we are seeking capital to support the further development and deployment of our internet sales platform. As of the date of this report, our activities have been limited to various organizational matters, limited operations, and the development of our business plan.

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

Our website sales platform is currently generating limited revenues.  From inception (November 23, 2009) through September 30, 2011, we generated $4,451 in revenues from our operations.  We anticipate that our marketing efforts will increase the traffic to our website, dailyshades.com, which will result in an increase in revenues.  Our revenues are primarily derived from the sale of products over our website.  We also have one advertising space on our main website, dailyshades.com, in which we offer a “banner” style advertisement.  This advertising space generates limited revenue for us.  We recently expanded our advertising to our additional websites which include dailyflops.com, dailylids.com, dailytote.com, dailysneaks.com, and dailychrono.com  which are operational,  added space, and links back to dailyshades.com.  The websites  with the exception of dailychrono.com now have “splash pages” with advertisements on them and a link back to our main website, dailyshades.com.  A “splash page” is a simple one page website that requires minimal development output and expenditures but that will allow us additional exposure on the internet.

As we stated above, we are currently generating nominal revenues from our business operations and have reduced our cost to minimal amounts.  Under our current business plan, we intend to invest a substantial portion of our revenues in our marketing efforts.  However, because we have limited revenues, we are currently spending very little on our marketing efforts.  To the extent that our revenues increase and provide the needed financing to spend money on marketing, the intended allocation of our financial resources will be as follows:

Expenditure Item	Percent of Total Expenditures
Advertising	30%
Social media/blogging	20%
SEO development	15%
Inventory	10%
Website maintenance/enhancement	10%
General working capital	15%

Advertising, social media, and search engine optimization (“SEO”) services.  In order for our business model to be successful, we must acquire, convert and retain customers.  In order to acquire customers, we must increase the traffic to our website.  As such, our highest priority will be to increase our marketing/advertising expenses.  We utilize various channels to market our products, including click-through based advertising on shopping comparison engines, targeted e-mails, display and banner advertisements on high-traffic portals, social networking via major social media sites, and onsite promotions on our websites.  If we are able to obtain the necessary capital, we intend to increase the ads we purchase from internet search engine providers like Google and Yahoo!.  While we believe that repetitive ads on the internet are a highly effective marketing tool, the costs associated with these advertisements are high. Using  Google Ad Words, we can create advertisements and choose keywords, which are words or phrases related to our business.  When people search on Google using one of our keywords, our ad may appear next to the search results.  This allows us to advertise to an audience that is already interested in the products we provide.  Using this form of advertising, we can establish spending limits and we are generally only charged if someone clicks our ad, not just when our ad is displayed.  At the development stage that we are in, we do not have adequate resources to devote a substantial amount to internet advertising.  When substantial funds are raised we anticipate spending approximately thirty percent (30%) of our funds on this type of advertising..  This will consist primarily of increased advertising with Adwords on Google, Facebook Ads/Contest, and subscriber list contest/promotions from our website.  Our social media followers have vastly expanded over the last several quarters along with subscribers to our website.

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

Acquisition of inventory.  With the expansion of our marketing campaign, we anticipate an increase in our sales.  As such, additional inventory channels would need to be found.  While our current business model does not require that we maintain high inventory levels, as our business grows, we may need to acquire and hold inventory.  Many wholesalers require that we place certain minimum orders for inventory, which we are currently unable to do because the minimum orders exceed our current budget.  If our inventory demands reach a certain level, we might need to find warehouse space.  The determination of size and cost at this point would be unknown.  However, we do not believe we will require warehouse space until the second or third quarter of 2012, at the earliest.  As of September 30, 2011, we currently retain very minimal inventory of approximately $3,201 and recently purchased an additional $240 in inventory.

Website maintenance and enhancement.  Due to our existing budget constraints, we do a minimum amount of maintenance and updating to our website. If our marketing campaign is successful and additional traffic is directed to our website, we will need to spend additional money on maintaining and enhancing our website to remain competitive.  Recently most of this budget has gone to building the new dailychrono.com website.  This site will also display the daily deal for dailyshades.com.  Additional updates are being done on dailyshades.com  such as links to dailychrono.com, updating the shopping cart, and other minor cosmetic improvements.
General working capital needs.  If we are successful in establishing our sunglass segment, we will likely rollout additional “daily deal” sites for other clothing accessories such as hats shoes and other similar items.  We have acquired the website domain names of dailychrono.com, dailytote.com, dailylids.com, dailyflops.com, and dailysneaks.com.  We launched our website dailychrono.com, a website devoted to watches, in the third quarter of 2011.  Other than the launch of dailychrono.com, we do not anticipate expanding our business until the fourth quarter of 2011 or the first quarter of 2012.  As we expand, we will focus on those markets that we believe have the greatest sales potential and the least competition.  The advertising/marketing campaign for these new segments would be substantially similar to those used for our sunglasses segment.

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

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period.  However, we have incurred operating losses of $68,800 during the nine months ended September 30, 2011 and $244,709 from inception (November 23, 2009) through September 30, 2011.  In addition, we used cash of $32,935 in support of our operating activities during the nine months ended September 30, 2011.  As of September 30, 2011, we had cash on hand of $1,446 and working capital of $(197).  A substantial portion of our working capital results from non-cash share based payments for prepaid expenses totaling $9,387 for the nine months ended September 30, 2011 for stock issued to service providers for legal, accounting and information technology services rendered to our company.  Since our inception, we have been substantially dependent upon funds raised through the sales of our stock in private placements to sustain our operating activities.  Our operating plan will require substantially all available liquid resources and additional financing sources, which we may not be able to achieve, to continue our business operations.  These conditions raise substantial doubt about our ability to continue as a going.

We sold 95,000 shares of our common stock under our Registration Statement on Form S-1 (File No. 333-168139) at $0.25 per share for total proceeds to the Company of $23,750.  The Registration Statement was declared effective by the SEC on October 25, 2010 and the Company closed the offering on June 7, 2011.  We had hoped to sell additional shares under the Registration Statement, however there was not sufficient demand for our shares in the market.  Since we did not raise sufficient capital under the Registration Statement to sustain our current minimal operations and implement our business plan, we may seek advances from our existing shareholders to meet our existing working capital needs.  In addition, we may seek debt financing or short term loans.  However, further funding is not assured for the Company to continue as a going concern and, ultimately, we need to generate profitable operations to sustain our business activities.  We cannot give any assurances regarding the success of management’s plans.  Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.  If we do not secure at least $200,000 we may not be able to continue our current minimal operations beyond the next twelve months and our business plan will fail.

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

Cash balances amounted to $1,446 as of September 30, 2011 compared to $22,624 at September 30, 2010.  We have working capital of $(197) as of September 30, 2011 and we had working capital of $97,727 at September 30, 2010.  Our working capital decreased as a result of our net loss during the year ended December 31, 2010 and the nine months ended September 30, 2011.

Cash Flow from Operating Activities – We used cash of $32,935 in our operating activities during the nine months ended September 30, 2011 and $51,576 during the nine months ended September 30, 2010.

We recorded a net loss of $68,800 and $56,399 during the nine months ended September 30, 2011 and 2010.

Our cash from operating activities also includes cash flow provided by changes in our operating assets and liabilities of $10,685 for the nine months ended September 30, 2011 compared to a use of cash of $16,552 for the nine months ended September 30, 2010.

Our inventory was $3,201 at September 30, 2011 compared to $1,278 at September 30, 2010.  We made inventory purchases to take advantage of favorable pricing for these purchases.

Our non-cash prepaid expenses were $2,070 at September 30, 2011 compared to $74,494 at September 30, 2010.  The decrease is attributable to the amortization of share based payments for accounting, information technology services and legal services.  In October of 2010, we charged non-cash share based registration statements costs of $69,496 to paid in capital upon the effective registration of our common stock on October 25, 2010.

Accounts payable and accrued expenses were $6,914 at September 30, 2011, an increase of $6,245 from $669 at September 30, 2010.  This use of funds is due to the timing of payments for services accrued at December 31, 2010.

Cash Flow from Investing Activities – We used $1,500 cash and $0 in our investing activities during the nine months ended September 30, 2011 and 2010.

We have no commitments for the purchase of property and equipment or other long lived assets.

Cash Flow from Financing Activities –We have been substantially dependent on these types of financings since inception.

We had 5,102,222 shares of our common stock available for sale to the public with the completion of our registration statement which became effective October 25, 2010.  A total of 1,102,222 of these shares were offered by our selling shareholders with no proceeds to the benefit of the Company from the sales of these shares.  The proceeds from the sale of the remaining 4,000,000 shares, if any shares were sold, would have been proceeds to the benefit of the Company.  The Company closed this offering on June 7, 2011.  The Company sold 95,000 shares in the offering for total proceeds of $23,750.

Results of Operations

Three Months Ended September 30, 2011 and 2010

Revenues – We derive our revenues from the sale of tangible products primarily sunglasses. Our consolidated product sales of sunglasses were $704 and $688 for the three months ended September 30, 2011 and 2010.  Our revenues are limited and will continue to be limited until we can fully implement our business plan.

Cost of Product Sales – Our cost of product sales were $335 and $708 for the three months ended September 30, 2011 and 2010.  Our cost of product sales is a direct result of our sales activity.  Costs of products sold included unexpected emergency shipping costs and  product pricing costs.

Selling General and Administrative Expenses – Operating expenses consist of advertising expense, accounting and professional expenses, compensation costs and general, amortization and administrative expenses. Our analysis of the material components of changes in operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense were $50 and $0 for the three months ended September 30, 2011 and 2010.   Due to limited operating activity our advertising expense is set at minimum levels.  Much of our advertising is done by management  through social media sites such as Facebook.

Accounting and Professional Expense – Accounting and consulting professional expenses (including expenses associated with our filings with the regulatory agencies) were $9,337 and $24,092 for the three months ended September 30, 2011 and 2010.  These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Compensation Costs – Compensation related costs consist of salaries and payroll taxes.  These costs were $9,837 and $1,667 for the three months ended September 30, 2011 and 2010.  Our compensation costs are for our Principal Executive Officer and Chief Financial Officer.  Of this amount, stock compensation in the amount of $8,123 was given to (1) a Director and (2) our Chief Financial Officer/Director.

Amortization – Our amortization of intangible assets was $250 and $250 for the three months ended September 30, 2011 and 2010. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $60 and $245 for the three months ended September 30, 2011 and 2010. These costs reflect normal operating expenses and other administrative expenses, including, without limitation, travel and entertainment expenses.

Net Loss – We have reported net loss of $19,165 and $26,274 during the three months ended September 30, 2011 and 2010. This net loss is a result of the items discussed in the preceding discussion.

Nine Months Ended September 30, 2011 and 2010

Revenues – We derive our revenues from the sale of tangible products primarily sunglasses. Our consolidated product sales of sunglasses were $1,755 and $2,375 for the nine months ended September 30, 2011 and 2010.  Our revenues are limited and will continue to be limited until we can fully implement our business plan.

Cost of Product Sales – Our cost of product sales were $1,020 and $1,747 for the nine months ended September 30, 2011 and 2010.  Our cost of product sales is a direct result of our sales activity.  Costs of products sold included unexpected emergency shipping costs and  product pricing costs.

Selling General and Administrative Expenses – Operating expenses consist of advertising expense, accounting and professional expenses, compensation costs and general, amortization and administrative expenses. Our analysis of the material components of changes in operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense were $521 and $2,199 for the nine months ended September 30, 2011 and 2010.   Due to limited operating activity our advertising expense is set at minimum levels.  Much of our advertising is done by management  through social media sites such as Facebook.

Accounting and Professional Expense – Accounting and consulting professional expenses (including expenses associated with our filings with the regulatory agencies) were $38,391 and $45,202 for the nine months ended September 30, 2011 and 2010.  These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Compensation Costs – Compensation related costs consist of salaries and payroll taxes.  These costs were $29,543 and $4,878 for the nine months ended September 30, 2011 and 2010.  Our compensation costs are for our Principal Executive Officer and Chief Financial Officer.  Of this amount, stock compensation in the amount of $24,369 was given to (1) a Director and (2) our Chief Financial Officer/Director.

Amortization – Our amortization of intangible assets was $750 and $750 for the nine months ended September 30, 2011 and 2010. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $330 and $3,998 for the nine months ended September 30, 2011 and 2010. These costs reflect normal operating expenses and other administrative expenses, including, without limitation, travel and entertainment expenses.

Net Loss – We have reported net loss of $68,800 and $56,399 during the nine months ended September 30, 2011 and 2010. This net loss is a result of the items discussed in the preceding discussion.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011.  This evaluation was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms.  In addition, the evaluation’s goal was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of September 30, 2011, our disclosure controls and procedures were not effective:

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

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form S-1 (File No. 333-168139), related to our initial public offering, was declared effective by the SEC on October 25, 2010. A total of 4,000,000 shares of common stock were registered with the SEC to be sold by the Company with an aggregate offering price of $1,000,000 for the Company if all shares are sold.  The Company sold 95,000 shares of its common stock at $0.25 per share, for total proceeds to the Company of $23,750.  The Company used the proceeds for general operating expenses.  The Company terminated the Registration Statement on June 7, 2011.

Item 3.Defaults Upon Senior Securities - None.

Item 4.Other Information – None.

Item 6.   Exhibits

Exhibit No.	Description
3.01*	Articles of Incorporation of Shades Holdings, Inc.
3.02*	Bylaws of Shades Holdings, Inc.
31.01**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 19, 2011.
31.02**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 19, 2011.
32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 19, 2011.
32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 19, 2011.
101.1***	Interactive Data Files

* Previously filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission dated July 16, 2010.

** Filed herewith.

*** Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHADES HOLDINGS, INC.

By:	/s/ Sean M. Lyons
Sean M. Lyons, Principal Executive Officer

By:	/s/ Jesus Diaz
Jesus Diaz, Principal Financial Officer and Principal Accounting Officer

Dated: November 19, 2011