Form 10-K
period 2011-12-31
SHADES HOLDINGS, INC.
filed 2012-04-16
CIK 1488366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed fiscal year, is $876,250, which is based on a price per share of $0.25.

The registrant had 23,777,000 shares of common stock, par value $0.0001 per share, outstanding as of December 31, 2011.

Shades Holdings, Inc.

DESCRIPTION OF THE COMPANY’S BUSINESS

General

We are an online retailer of discount designer and brand name sunglasses and watches incorporated under the laws of Florida on November 23, 2009. We are a development stage company and have recently commenced our business operations.  From our inception on November 23, 2009 through December 31, 2011, we incurred a cumulative loss of ($255,792) and have only generated limited revenues from our business operations.

We offer and sell high quality, name brand sunglasses and watches to our customers through our wholly-owned subsidiary, Daily Shades, Inc.  We offer recognized designer brand sunglasses, such as Armani®, Prada®, Versace®, Ray Ban® and Gucci®, at discounts of up to 70% of the manufacturer’s suggested retail price.  We also offer recognized designer brand watches, such as Movado®, Invicta®, Swiss Army®, Fossil® and Tag Heuer®, at discounts of up to 75% of the manufacturer’s suggested retail price. Sunglasses and watches available through our “bargain bins” are typically offered at discount prices as well.  Our products are offered and sold through our websites at www.dailyshades.com and www.dailychrono.com, and we intend to continue offering our products only through our websites.  We currently offer a different pair of sunglasses and a different watch each day to our customers through our websites.  We generally offer our sunglasses and watches for a limited period of time and present the offer as a “daily deal” on our websites.  Each day our quantities vary so our customers do not know how many pairs of sunglasses and watches we will have of a particular model.  We also offer single models, old models and slightly damaged models in our “bargain bins.”

We anticipate generating revenue streams from the sale of our products to our customers and the sale of advertising space on our websites to other companies.  To date, our operations have been limited, and we have only earned $5,205 in revenues from the sale of our products.  We have earned $212from the sale of advertising space on our websites.

In order for our business model to be successful, we must acquire, convert and retain customers while developing the processes, methods and infrastructure necessary to do so efficiently and cost-effectively.  This requires specific competencies in creating a compelling online shopping experience, ensuring reliable and timely product fulfillment and providing superior customer service.

Our Websites and Our Products

Because online shoppers cannot touch or feel products, online retailers must find ways to supplant the physical shopping experience with a content-rich, user-friendly interface that makes it easy for shoppers to find, research and compare products, answer their questions and direct them toward a buying decision. Shoppers must also feel comfortable enough with the reliability and reputability of an online retailer to make a purchase online.  Many online retailers’ websites are clogged with needless information and products.  We have designed websites that we believe are simple and user-friendly with a focus on our “daily deal.” Our websites contain high quality pictures and detailed descriptions of all of our products and prominently features our “daily deal” product.  If customers desire to purchase one of our products, then they simply click “Buy Now” and are taken to our checkout center.  We accept all major credit cards as well as PayPal, and we believe the payment process is extremely easy.

We also sell advertisement space on our websites.  To date, our sale of advertising space has generated de minimus revenues; however, we anticipate this will develop into a consistent and significant source of revenues for our business. Also, we launched “splash pages” for the other daily deal domains owned by us, which include dailyflops.com, dailylids.com, dailytote.com and dailysneaks.com. A “splash page” is a simple one page website that requires minimal development output and expenditures but that will allow us additional exposure on the internet. Each of these other daily deal domains has an advertisement that can potentially generate revenue and has a link to our website, dailyshades.com.

Product Delivery

Delivering customer purchases quickly and efficiently is critical to our customer satisfaction.  We strive to exceed customer expectations by fulfilling orders rapidly and accurately. We generally utilize a “drop shipping” arrangement to deliver the products offered as our “daily deal.”  When we receive an order, we transfer the order and shipment details to either the manufacturer or a wholesaler, who then ships the goods directly to the customer. In the instances where we ship the products to our customers directly, we utilize the United States Postal Service or UPS®, both of which use signature confirmation for delivery and arrive in two to three business days generally. These processes allow our customers to receive our products promptly and also allow us to minimize our overhead costs as we are not required to maintain inventory of our product.  The inventory we do carry is generally limited to single models in limited quantity, old models and slightly damaged models that we offer through our “bargain bins.”

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

Customer Service

A high level of customer service both during and after a transaction is essential to reduce new customer acquisition costs and to improve sales and margins from existing customers.  Our customers can contact us via telephone or email with any questions about our products or their specific orders.  Further, once our customers place an order, we provide our customers email notifications on the status of their order from the time the purchase is made through delivery.  Our standard return policy allows merchandise purchased on our websites to be returned within 30 days of the original invoice date for a full refund, less certain shipping expenses.  To date, we have only had six products returned to us and several exchanges.

Marketing

We utilize various channels to market our products, including click-through based advertising on shopping comparison engines, targeted emails, display and banner advertisements on high-traffic portals, social networking via major social media sites, affiliate programs such as Shareasale.com, and onsite promotions on our websites.  We currently do not conduct any “offline” marketing activities.

Our primary marketing channels to date have been through the social networking sites Twitter (http://twitter.com/DailyShades) and facebook.  We believe these social networking sites allow us to reach our target customer base.  Over the last year, those people following us on the social networking sites increased by more than 1,000 percent. Although this increase does not guarantee sales, it gives our brand additional exposure and improves the opportunity we have to direct customers to our websites. We also have retained an outside marketing firm to assist us in enhancing and developing our websites and to assist us with “search engine optimization.”  Search engine optimization is the practice of maximizing the volume or quality of traffic to a website from search engines such as Google or Yahoo! via “natural” or un-paid search results.  In the future, we may also bid for specific keywords on search engine websites, such as Google and Yahoo! in order to receive optimum visibility in the displayed results when visitors browse for products on these sites.  Over the last year, we slightly expanded our Google advertising keyword campaigns in an effort to bring traffic to our websites. We also anticipate entering into contracts with other online retailers to allow them to link to our “daily deal.”  We have been featured on several “deal of the day” websites which has generated traffic to our websites.

Suppliers

We generally do not purchase inventory from our suppliers; rather, we typically negotiate an arrangement with our supplier to acquire the products at a fixed cost, which we do not incur until the item is sold.  However, there are limited instances where we purchase inventory such as greatly discounted models and carry that inventory from time to time.  Currently, we have a contract with a supplier, Snazzy Buys, Inc., which is terminable by either party upon 30 days notice.  Our agreement with Snazzy Buys, Inc. provides that we will pay them 15% over their cost of goods for the merchandise we acquire from them.  It also contains a warranty that all products we acquire from Snazzy Buys, Inc. are genuine and authentic products of the brands represented and are not counterfeit.  We pay Snazzy Buys, Inc. monthly for the products we acquire from them.  If Snazzy Buy, Inc.’s invoices are not satisfied timely, then interest accrues at 1.5% per month on the outstanding amount.

Additionally, we are approved by three drop shipper suppliers, who supply designer and brand name sunglasses, and by 2 drop shipper suppliers, who supply designer and brand name watches. A drop shipper allows the retailer to advertise the drop shipper’s supply of items, products and merchandise, and the retailer only incurs the cost of the item, product or merchandise when the retailer sells the item, product or merchandise to a customer. When a customer places an order with the retailer, the retailer transfers the customer order to the drop shipper. Once the retailer pays the drop shipper for the merchandise ordered by the customer, the drop shipper ships the merchandise directly to the customer in a non-marked package with the retailer’s return address. Further, a drop shipper does not require a minimum order or maintenance of a credit line by the retailer. While the method of using drop shippers reduces our cost, it removes some of our control with respect to the transaction, which can potentially cause some customer service issues. We continually seek this type of relationship with drop shippers and in 2012 we plan to ramp up our efforts to find additional supplier channels for our sunglasses and watches. Currently we are in contract reviews with several additional suppliers.

While we will seek to establish supply channels with other manufacturers, retail chains, wholesalers and liquidators that have excess inventory of sunglasses and watches, we do not anticipate entering into any contracts or arrangements with our suppliers that guarantee the availability of merchandise, or provide for the continuation of particular pricing or other practices, as this is atypical in our industry.  As such, our suppliers may cease selling us inventory on current terms or entirely, and if the terms are changed, then we may not be able to establish new supply relationships on similar or better terms.

Technology

Our technology systems are a critical component of our success and are designed to enhance efficiency and scalability.  As noted above, our websites provide product descriptions, search and ordering functionalities and product reviews. We utilize secure encryption technology to send and receive confidential financial information during the transaction process.  Online fraud is a constant threat to security and reliability of e-commerce retailers. We work with third-party vendors to assist us in monitoring our network security devices and to secure our online payment systems.  We have developed and deployed a scalable back office platform that allows us to monitor transactions and changes to financial data as well as provide our management with daily updates.  We utilize third-party applications for accepting and validating customer orders, placing and tracking orders with suppliers, managing inventory and assigning it to customer orders and ensuring proper shipment of products to customers.

Competition

The e-commerce market is rapidly evolving and intensely competitive with limited barriers to entry.  The internet’s development into a significant global medium for communication, content and commerce has led to substantial growth in online shopping.  According to the Forrester Research report, “U.S. eCommerce Forecast, 2008 to 2013,” published February 2, 2009, the U.S. e-commerce market was $141.3 billion in 2008 and is expected to grow to $229.1 billion in 2013, representing a 10.1% compound annual growth rate. In addition, the Forrester Research predicts that online retail sales will grow from 5% of total retail sales in 2008 to 8% of total retail sales by 2013.  We expect that our primary competition will come from internet retailers such as Woot.com, ebay.com and other “deal of the day” websites.  Our primary supplier, Snazzy Buy’s, also is a competitor of ours in that it offers designer sunglasses through its website. Our competitors will also include established internet retailers such as hiSunglasses.com, eyesave.com, chronoshark.com, Overstock, Bluefly and Amazon; internet auction websites such as eBay and Bidz; and traditional discount retail chains like Marshalls, TJMaxx and Ross. Competitors can enter our market with little difficulty and can launch competing website locations with relatively low costs.  Many of our potential online and brick-and-mortar competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical, management and other resources than we do.  In addition, our competitors have used and may continue to use aggressive pricing or promotional strategies, have stronger supplier relationships with more favorable terms and inventory allocation and devote substantially greater resources to website and system development than we do.  We expect competition will intensify in the future as e-commerce continues to grow worldwide. Increased competition may result in reduced operating margins, reduced profitability, loss of market share and diminished brand recognition.

Growth Strategy

Our plan is to be one of the internet’s premiere discount sunglass and watch retailers with our “daily deal.”  To accomplish this, we must acquire, convert and retain customers while developing the processes, methods and infrastructure necessary to do so efficiently and cost-effectively.  This requires specific competencies in creating a compelling online shopping experience, ensuring reliable and timely product fulfillment and providing superior customer service.  If we are successful in establishing our sunglass and watch segment, then we will likely rollout additional “daily deal” sites for other clothing accessories such as hats, shoes and other similar items.  We have acquired the website domain names of dailytote.com, dailylids.com, dailyflops.com and dailysneaks.com.

Employees

Sean Lyons is our Chief Executive Officer and President.  Jesus Diaz is our Chief Financial Officer.  We have no other employees other than Mr. Lyons and Diaz at this time.

DESCRIPTION OF PROPERTIES

Our principal executive offices are located at 20711 Sterlington Drive, Land O’ Lakes, Florida 34638.  The space is provided at no charge by a related party.  In the future, we will need to obtain warehouse space and office space if business increases.

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

Holders

As of December 31, 2011, there were 41 registered holders or persons otherwise entitled to hold our common stock.

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

Forward-Looking Statements

Certain statements contained in this report on Form 10-K and other written material and oral statements made from time to time by us do not relate to historical or current facts. As such, they are referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions. When reading any forward-looking statement, you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

•	whether or not a market for our products and services develop and, if a market develops, the pace at which it develops;

•	our ability to successfully sell our products and services if a market develops;

•	our ability to attract the qualified personnel to implement our growth strategies;

•	our ability to develop sales and marketing capabilities;

•	the accuracy of our estimates and projections;

•	our ability to fund our short-term and long-term financing needs;

•	changes in our business plan and corporate strategies; and other risks and uncertainties discussed in greater detail in the sections of this report, including the section captioned “Plan of Operation.”

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

Background

We are an online retailer of discount sunglasses and watches incorporated under the laws of Florida on November 23, 2009.  We are a development stage company and have recently commenced our business operations.  From our inception on November 23, 2009 through December 31, 2011, we incurred a cumulative loss of ($255,792) and have only generated limited revenues from our business operations. We offer and sell high quality, name brand sunglasses and watches to our customers through our wholly-owned subsidiary, Daily Shades, Inc. The high quality, name brand sunglasses are offered at discounts of up to 70% of the manufacturer’s suggested retail price and are offered and sold through our website at , and the high quality, name brand watches are offered at discounts of up to 75% of the manufacturer’s suggested retail price and are offered and sold through our website at www.dailychrono.com. We intend to continue offering our products only through our websites.  We currently offer a different pair of sunglasses and a different watch each day to our customers through our websites.  We generally offer our sunglasses and watches for a limited period of time and present the offer as a “daily deal” on our websites.  Each day our quantities vary, so our customers do not know how many pairs of sunglasses or watches we will have of a particular model.  We have also added “bargain bins” that consist of single models, old models and slightly damaged models.

Plan of Operation

We are a development stage company, which currently sells discount sunglasses and watches and seeks to expand its business model to include the sale of other products. During our development stage, we have and are devoting substantially all of our efforts to marketing and advertising through the use of different medias. We are also engaged in developing our business infrastructure, and we are seeking capital to support the further development and deployment of our internet sales platform. As of the date of this report, our activities have been limited to various organizational matters, limited operations and the development of our business plan.

During our development stage, as discussed above, we will incur significant expenditures for organizational costs and marketing, arising both internally and externally. Our organizational costs have made up the majority of our expenses to date. These expenditures are entirely predicated on the success of our financing efforts discussed in Liquidity and Capital Resources, below. We have had to pay for most of our organizational costs with cash and currently anticipate that we will be required to pay for our marketing efforts with cash. However, to the extent that outside parties will entertain share-based payment arrangements, we will likely pursue negotiations on those lines. As discussed in Note 5, Equity Transactions, contained in the explanatory notes to our audited financial statements for the period ended December 31, 2010 and in Note 5, Equity Transactions, contained in the explanatory notes to our audited financial statements for the period ended December 31, 2011, we previously issued shares of our common stock as compensation to our social media content consultation, our IT consultant and our legal service provider. We will seek stock-based compensation arrangements in the future.

Our website sales platform is currently generating limited revenues. From inception (November 23, 2009) through December 31, 2011, we generated $5,205 in revenues from our operations. We anticipate that our marketing efforts will increase the traffic to our websites, dailyshades.com and dailychrono.com, which will result in an increase in revenues. Our revenues are primarily derived from the sale of products over our websites. We also have one advertising space on each of our websites, dailyshades.com and dailychrono.com, in which we offer a “banner” style advertisement. That advertising space generates limited revenue for us. In the future, we plan to expand that opportunity and to allow additional advertising space on our main websites and on our additional websites. Our additional daily deal domains, which include dailyflops.com, dailylids.com, dailytote.com and dailysneaks.com, have “splash pages” with advertisements on them and a link back to our websites, dailyshades.com and dailychrono.com. A “splash page” is a simple one page website that requires minimal development output and expenditures but that will allow us additional exposure on the internet.

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

Advertising, Social Media, and Search Engine Optimization (“SEO”) Services. In order for our business model to be successful, we must acquire, convert and retain customers. In order to acquire customers, we must increase the traffic to our websites. As such, our highest priority will be to increase our marketing/advertising expenses. We utilize various channels to market our products, including click-through based advertising on shopping comparison engines, targeted emails, display and banner advertisements on high-traffic portals, social networking via major social media sites and onsite promotions on our websites. If we are able to obtain the necessary capital, then we intend to increase the ads we purchase from internet search engine providers like Google and Yahoo!. While we believe that repetitive ads on the internet are a highly effective marketing tool, the costs associated with these advertisements are high. Using Google Ad Words, we can create advertisements and choose keywords, which are words or phrases related to our business. When people search on Google using one of our keywords, our ad may appear next to the search results. This allows us to advertise to an audience that is already interested in the products we provide. Using this form of advertising, we can establish spending limits, and we are generally only charged if someone clicks our ad, not just when our ad is displayed. At the development stage that we are in, we do not have adequate resources to devote a substantial amount to internet advertising. For the fiscal year ended December 31, 2011, we spent approximately $552 on this type of advertising. This is far short of the $10,000 monthly goal that we believe is needed to see a substantial effect on revenues. We anticipate spending approximately thirty percent (30%) of our funds on this type of advertising during our fiscal year ending December 31, 2012.

All of our social media through Facebook and Twitter is currently done by our management. We believe this is an excellent marketing tool; however, we believe it should be done by a professional group. While we have initially budgeted $10,000 per month to pay a professional group to manage this marketing aspect of our business, the development stage at which we are at has caused us to forego this expense until our financial position improves. We intend to reconstruct “fan pages” of our business on Facebook and similar sites, each of which will cost approximately $2,500 at a minimum. There are also monthly costs associated with the maintenance of these “fan pages.” This campaign is our second priority after our Google Ad Words project. However, we do not currently have the capital and resources necessary to finance this project. We also anticipate establishing a blog on our websites. We believe this will assist us in drawing additional traffic to our websites. Estimates for establishing a “blog” can vary depending on the amount of content and number of bloggers. We believe initial costs will be approximately $1,500, with monthly costs related to maintenance. Finally, we also intend to reach our customers through daily “tweets” on Twitter. We find this is a valuable tool to remind customers to visit our websites for our “daily deal.”

Our search engine optimization (SEO) work is the next marketing aspect we plan on expanding when we are financially able. We have retained an outside marketing firm to assist us in enhancing and developing our websites and to assist us with SEO. SEO is the practice of maximizing the volume or quality of traffic to a website from such as Google or Yahoo! via “natural” or un-paid search results. Our efforts in this area have been limited due to our limited budget. However, with proper funding, this aspect of our marketing campaign would be vastly expanded to increase our ranking in searches.

Acquisition of Inventory. With the expansion of our marketing campaign, we anticipate an increase in our sales. As such, additional inventory channels would need to be found. While our current business model does not require that we maintain high inventory levels, as our business grows, we may need to acquire and hold inventory. Many wholesalers require that we place certain minimum orders for inventory, which we are currently unable to do because the minimum orders exceed our current budget. If our inventory demands reach a certain level, then we might need to find warehouse space. The determination of size and cost at this point would be unknown. However, we do not believe we will require warehouse space until the third or fourth quarter of 2012, at the earliest. As of December 31, 2011, we currently retain very minimal inventory of approximately $3,145.

Website Maintenance and Enhancement. Due to our existing budget constraints, we do a minimum amount of maintenance and updating to our websites. If our marketing campaign is successful and additional traffic is directed to our websites, then we will need to spend additional money on maintaining and enhancing our websites to remain competitive.

General Working Capital Needs. If we are successful in establishing our sunglass and watch segments, then we will likely rollout additional “daily deal” sites for other clothing accessories such as hats, shoes and other similar items. We have acquired the website domain names of , , and . We do not anticipate expanding our business until the fourth quarter of 2012 or the first quarter of 2013. As we expand, we will focus on those markets that we believe have the greatest sales potential and the least competition. The advertising/marketing campaign for these new segments would be substantially similar to those used for our sunglass and watch segments.

As our business grows, we also will need to hire additional employees. We currently only have two employees, Sean Lyons, who is our Principal Executive Officer, and Jesus Diaz, our Principal Accounting Officer. If our sales increase, then we will need to hire additional people to accommodate that increase. However, that is not anticipated to happen until the fourth quarter of 2012, at the earliest. We believe our initial personnel needs will be in website maintenance, sales/customer service and a general operations manager.

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of ($79,884) during the year ended December 31, 2011. In addition, we used cash of $39,366 in support of our operating activities. As of December 31, 2011, we had cash on hand of $1,015 and working capital of ($35,399). Our working capital is ($35,399) because our current liabilities exceed our current assets. Since our inception, we have been substantially dependent upon funds raised through the sales of our stock in private placements to sustain our operating activities. Our operating plan will require substantially all available liquid resources and additional financing sources, which we may not be able to achieve, to continue our business operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our preferred method of raising this necessary capital will be to sell shares through stock offerings. Our Registration Statement on Form S-1 (File No. 333-168139), related to our initial public offering, was declared effective by the SEC on October 25, 2010. Under the registration statement, the Company sold 95,000 shares of common stock at a price of $0.25 per share resulting in cash proceeds of $23,750. On June 3, 2011, the Company closed the offering under the registration statement. The Company’s focus has been on addressing the regulatory requirements associated with becoming a public company rather than actively offering its shares. The Company intends to begin actively offering its shares to raise the funds necessary to implement its business plan.

If we are not successful at selling sufficient shares to meet our minimum financing needs pursuant to stock offerings, then we will seek advances from our existing shareholders. In addition, we may seek debt financing or short term loans. If we do not secure at least $100,000, then we may not be able to continue our current minimal operations beyond the next twelve months and our business plan will fail. We currently do not have any financing commitments (binding or non-binding), and we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations and fully implement the initial phase of our business plan.

To support our operating activities, the Company received $23,750 from the sale of its stock through the Registration Statement on Form S-1 (File No. 333-168139) during the year ended December 31, 2011. In addition, the Company issued shares of common stock valued at approximately $38,730 as compensation to service providers and vendors. However, further funding is not assured for the Company to continue as a going concern for a reasonable period, and, ultimately, we need to generate profitable operations to sustain our business activities. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Cash balances amounted to $1,015 as of December 31, 2011 compared to $12,131 at December 31, 2010. We have working capital of ($35,399) as of December 31, 2011, and we had working capital of $20,288 at December 31, 2010. Our working capital decreased as a result of our net loss during the year ended December 31, 2011.

Cash Flow from Operating Activities – We used cash of $39,366 in our operating activities during the year ended December 31, 2011.

We recorded a net loss of ($79,884) and ($171,893) during the year ended December 31, 2011 and 2010, respectively.

Our cash used in operating activities includes cash flow from changes in our operating assets and liabilities of $39,366 for the year ended December 31, 2011 compared to a use of cash of $62,069 for the year ended December 31, 2010.

Our inventory was $3,145 at December 31, 2011 compared to $2,961 at December 31, 2010. We made inventory purchases to take advantage of favorable pricing for these purchases.

Our non-cash prepaid expenses inventory were $0 at December 31, 2011 compared to $11,457 at December 31, 2010. The decrease is attributable to the amortization of share-based payments for accounting, information technology services and legal services. In October of 2010, we charged non-cash share-based registration statements costs of $69,486 to paid in capital upon the effective registration of our common stock on October 25, 2010.

Accounts payable and accrued expenses were $33,559 at December 31, 2011, an increase of $27,298 from $6,261 at December 31, 2010. This use of funds is due to the timing of payments for services accrued at December 31, 2010.

Cash Flow from Investing Activities – We used $1,500 and 0 cash in our investing activities during the year ended December 31, 2011 and December 31, 2010, respectively.

We have no commitments for the purchase of property and equipment or other long-lived assets.

Cash Flow from Financing Activities – We received $23,750 of cash from our financing activities related to an offering of our stock under our Registration Statement on Form S-1 (File No. 333-168139) during the year ended December 31, 2011 and received $54,250 of cash from our financing activities related to a private placement offering of our stock during the year ended December 31, 2010. We have been substantially dependent on these types of financings since inception.

Our Registration Statement on Form S-1 (File No. 333-168139), related to our initial public offering, was declared effective by the SEC on October 25, 2010. Under the registration statement, the Company sold 95,000 shares of common stock at a price of $0.25 per share resulting in cash proceeds of $23,750. On June 3, 2011, the Company closed the offering under the registration statement. There can be no assurances that funding sources to meet our business needs will become available or on terms that are suitable to our management. The Company’s focus has been on addressing the regulatory requirements associated with becoming a public company rather than actively offering its shares. The Company intends to begin actively offering its shares to raise the funds necessary to implement its business plan.

In November 2011 we took out a short term note from a fund for $6,000. That fund is managed by our CEO Sean Lyons. Terms of the note were twelve percent per annum for six month with a default clause of an additional $1,000 added to principal. The note is secured by inventory and domains owned by the Company.

Results of Operations

Year Ended December 31, 2011

Revenues – We derive our revenues from the sale of tangible products, primarily sunglasses and watches. Our consolidated product sales of sunglasses and watches were $2,509 for the year ended December 31, 2011 compared to $2,696 for the year ended December 31, 2010. Gross profit margin of 47.27% and 30.97% was achieved during the year ended December 31, 2011 and December 31, 2010, respectively. We expect our margins to increase over time. Our revenues are limited and will continue to be limited until we can fully implement our business plan.

Cost of Product Sales – Our cost of product sales were $1,323 for the year ended December 31, 2011 compared to $1,861 for the year ended December 31, 2010. Our cost of product sales is a direct result of our sales activity. Costs of products sold reflect our normal costs for products we sell but include some unexpected emergency shipping costs and product pricing costs.

Selling General and Administrative Expense – These operating expenses consist of advertising expense, accounting and professional expenses, compensation costs and general expenses, amortization and administrative expenses. Our analysis of the material components of changes in our operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense was $552 for the year ended December 31, 2011 compared to $56 for the year ended December 31, 2010. Due to limited operating activity, our advertising expense is set at minimum levels however we expect these expenses to increase as our operating activity increases.

Accounting and Professional Expense - Accounting and consulting professional expenses were $72,138 for the year ended December 31, 2011 compared to $143,941 for the year ended December 31, 2010. This decrease in accounting and consulting professional expenses is due to a significant reduction in legal fees. In 2010 we filed our S1 and additional filings involved with becoming effective which created the additional cost not incurred in 2011. These expenses for the year ended December 31, 2011 include non-cash share-based payment expense for accounting and information technology services of $12,403. These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Compensation Costs – Compensation related costs consist of salaries and payroll taxes. These costs were $6,888 and $26,669 for the year ended December 31, 2011 and December 31, 2010, respectively. . Our compensation costs relate to payroll for our Principal Executive Officer. Since June 2011 the payroll has been accured and not been paid.

Amortization - Our amortization of intangible assets was $1,000 and $1,000 for the year ended December 31, 2011 and December 31, 2010, respectively. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $492 for the year ended December 31, 2011 and $1,062 for the year ended December 31, 2010. These costs reflect normal operating expenses and other administrative expenses, including, without limitation, travel and entertainment expenses.

Net Loss – We have reported net loss of ($79,884) during the year ended December 31, 2011 compared to a net loss of ($171,893) during the year ended December 31, 2010. The change in the net loss amount results, among other things, from less expenses for accounting and consulting professional expenses, compensation costs and other general and administrative office expenses. The net loss is a result of the items discussed in the preceding discussion.

Our costs associated with legal and accounting fees will continue to remain high because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934. This involves the preparation and filing of the quarterly and annual reports required under the Securities and Exchange Act of 1934 as well as the other filing requirements found in that Act. We will also incur additional expenses associated with the services provided by our transfer agent. In addition, to the work we are presently doing, we will need to focus our time and energy to complying with the Securities and Exchange Act of 1934. This will detract from our ability and efforts to expand our business model and future product and service offerings.

We anticipate incurring these additional expenses related to complying with the Securities and Exchange Act of 1934 and being a public company without receiving a substantial increase in revenues associated with this undertaking. Therefore, these additional expenses will not be offset by an increase in revenue. There is currently no public market for our common stock. We will need to compensate for these additional costs associated with becoming a public company by revenues generated from our products or from the public or private sale of equity securities, the procurement of advances from our majority shareholder, debt financing or short-term loans, or a combination of the foregoing. As discussed elsewhere in this report, we currently do not have any financing commitments (binding or non-binding), and we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations and meet these costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the period ended December 31, 2010 and December 31, 2011. On an on-going basis, we evaluate our estimates, including those related to deferred tax assets and valuation allowance, impairment of long-lived assets and fair value of our financial instruments and equity instruments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition, accounts receivable, intangible assets, investments and financial instruments.

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

Accounts Receivable – Accounts receivable represent normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. Notwithstanding these collections, we periodically evaluate the collectability of our accounts receivable and consider the need to establish an allowance for doubtful accounts based upon our historical collection experience and specifically identifiable information about our customers.

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

Impairments – The Company’s management evaluates its tangible and definite-lived intangible assets for impairment under Accounting Standards Codification 350 (Intangible Assets) and Accounting Standards Codification 360 (Impairment and Disposals). Our evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets.

Financial Instruments – Our financial instruments consist of cash and cash equivalents, inventory, accounts payable and accrued expense. We carry cash and cash equivalents, inventory, accounts payable and accrued expense at historical costs; their respective estimated fair values approximate carrying values because of the short-term nature of these investments.

Earnings (Loss) Per Share - The Company uses the guidance set forth under FASB Topic Accounting Standards Codification 260 (Earnings Per Share) for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive. The Company has no potentially dilutive securities for the year ended December 31, 2011 and December 31, 2010.

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

Share-Based Compensation – We apply the grant-date fair value method to our share-based payment arrangements with employees under the rules provided in Accounting Standards Codification 718 (Accounting for Share-Based Payments) and Staff Accounting Bulletin 107. Share-based compensation cost for employees is measured at the grant date fair value based on the value of the award and is recognized over the requisite service period, which is usually the vesting period for employees. For share-based payment transactions with parties other than employees, we apply Accounting Standards Codification 505-50 (Equity Based Payments to Non-Employees). These non-employee services are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for valuing share-based payments made to non-employees is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete. Share-based payments to non-employees are recorded at fair value on the measurement date and reflected in expense over the requisite service period.

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

Shades Holdings Inc.

(A Development Stage Company)

Table of Contents To Consolidated Financial Statements

Table of Contents	Page

Consolidated Balance Sheets for 2011 and 2010	F-3

Consolidated Statements of Operations For The Years December 31, 2011 And 2010 And For The Period From November 23, 2010 (Inception) To December 31, 2011	F-4

Consolidated Statements of Stockholders' Equity For The Period From November 23, 2010 (Inception) To December 31, 2011	F-5

Consolidated Statements of Cash Flows For The Years December 31, 2011 And 2010 And For The Period From November 23, 2010 (Inception) To December 31, 2011	F-6

Notes To The Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Shades Holdings, Inc.

We have audited the accompanying balance sheets of Shades Holdings, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shades Holdings, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 of the accompanying financial statements, the company has incurred significant recurring losses from operations and is dependent upon the ability to raise sufficient capital for continuation of its operations. These factors raise substantial doubt about the company's ability to continue as a going concern.

/s/ Meeks International, LLC

Tampa, Florida

April 12, 2012

Shades Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	December 31, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$1,015	$12,131
Inventory	3,145	2,961
Prepaid expenses	0	11,457
Total current assets	4,160	26,549
Websites-net	2,500	2,000
Total assets	$6,660	$28,549

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$29,656	$5,643
Accrued expenses	3,903	618
Note payable - related party	6,000	0
Total current liabilities	39,559	6,261

Stockholders' equity:
Preferred stock, $0.01 par value;
10,000,000 shares authorized, none issued or outstanding	-	-

Common stock, $0.0001 par value:
100,000,000 shares authorized; 23,777,000 and 23,527,000 shares
issued and outstanding, respectively	2,377	2,353

Additional paid in capital	220,516	158,040
Common stock payable	0	37,803
Deficit accumulated during development stage	(255,792)	(175,908)
Total stockholders' equity (deficit)	(32,899)	22,288

Total liabilities and stockholders' equity (deficit)	$6,660	$28,549

See Notes to Consolidated Financial Statements

Shades Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	For The Year Ended December 31, 2011	For The Year Ended December 31, 2010	For The Period From November 23, 2009 (Date of Inception) To December 31, 2011

Revenue	$2,509	$2,696	$5,205
Cost of goods sold	1,323	1,861	3,184
Gross profit	1,186	835	2,021

Accounting and professional expense	72,138	143,941	219,677
Compensation expense	6,888	26,669	33,771
Other general and administrative	492	1,062	1,757
Advertising	552	56	608
Amortization	1,000	1,000	2,000
Total selling, general and administrative	81,070	172,728	257,813

Net loss	$(79,884)	$(171,893)	$(255,792)
Basic and diluted loss per share	$0.00	$0.00	$0.01

Weighted average shares outstanding
basic and diluted	23,777,000	23,405,819	23,777,000

See Notes to Consolidated Financial Statements

Shades Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

							Deficit Accumulated
	Preferred		Common		Additional	Common	During
	Stock		Stock		Paid in	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Total

Balance, Nov 23, 2009 (Inception):
Issuance of common stock to founder and president valued at $0.0001 per share	-	$-	20,000,000	$2,000	$-	$-	$-	$2,000
Issuance shares of common stock for services for $0.25 per share	-	-	310,000	31	77,469	-	-	77,500
Issuance shares of common stock for cash at $0.01 per share, net	-	-	3,000,000	300	26,343	-	-	26,643
Net loss for December 31, 2009	-	-	-	-	-	-	(4,015)	(4,015)

Balance at December 31, 2009	-	-	23,310,000	2,331	103,812	-	(4,015)	102,128
Issuance shares of common stock for cash at $0.25 per share through private placement	-	-	217,000	22	54,228	-	-	54,250
Common stock payable for services for $0.25 per share	-	-	-	-	-	37,803	-	37,803
Net loss for December 31, 2010	-	-	-	-	-	-	(171,893)	(171,893)
Balance at December 31, 2010	-	-	23,527,000	2,353	158,040	37,803	(175,908)	22,288
Issuance of common stock for services for $0.25 per share	-	-	155,000	15	38,735	(38,750)	-	-
Issuance shares of common stock for cash at $0.25 per share through S1	-	-	95,000	9	23,741	-	-	23,750
Common stock payable for services for $0.25 per share	-	-	-	-	-	25,316	-	25,316
Forgiveness of Common Stock Payable for service	-	-	-	-	-	($24,369)	0	(24,369)
Net loss for December 31, 2011	-	-	-	-	-	-	(79,884)	(79,884)
Balance at December 31, 2011	-	$-	23,777,000	$2,377	$220,516	$-	$(255,792)	$(32,899)

See Notes to Consolidated Financial Statements

Shades Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			For The Period From
	For The Year	For The Year	November 23, 2009
	Ended	Ended	( Inception) To
	December 31, 2011	December 31, 2010	December 31, 2011

Cash flows from operating activities:

Net loss	$(79,884)	$(171,893)	$(255,792)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Stock based compensation	12,404	97,236	111,515
Amortization of website	1,000	1,000	2,000
Changes in operating assets and liabilities:
Prepaid expenses	-	10,000	4,735
Inventories	(184)	(2,961)	(3,145)
Accounts payable	24,013	3,931	29,656
Accrued expenses	3,285	618	3,903
Net cash (used) in operating activities	(39,366)	(62,069)	(107,128)

Cash flows from investing activities:

Acquisition of intangible assets	(1,500)	-	(4,500)
Net cash (used) in investing activities	(1,500)	-	(4,500)

Cash flows from financing activities:
Cash received from issuance of common stock	23,750	54,250	110,000
Cash paid for stock issuance costs	-	-	(3,357)
Cash received from note payable - related party	6,000	-	6,000
Net cash provided by financing activities	29,750	54,250	112,643

Net (decrease) increase in cash and cash equivalents	(11,116)	(7,819)	1,015
Cash and cash equivalents at beginning of year	12,131	19,950	-
			-
Cash and cash equivalents at end of year	$1,015	$12,131	$1,015

Supplemental disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See Notes to Consolidated Financial Statements

Shades Holdings Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The Company – Shades Holdings Inc. (the “Company”) was organized in Florida on November 23, 2009. The Company is in the development stage and has realized only minimal revenues from its planned operations.

Nature of Business - We are an internet sales Company which, through our wholly owned subsidiary, Daily Shades, Inc., sells name brand sunglasses at up to 70% off manufactured suggested retail prices at our website www.dailyshades.com and Daily Chrono which sells brand name watches up to 75% off manufactured suggested retail price at our website www.dailychrono.com. Our business strategy is focused on a “daily deal” that is a niche in the internet market place.

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

NOTE 2. GOING CONCERN

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $79,884 and $171,893 for the years ended December 31, 2011 and 2010, respectively. Additionally our cumulative losses were $255,792 through December 31, 2011. Our revenues are minimal. In addition, during the years ended December 31, 2011 and 2010 we used cash of $39,366 and $62,069 respectively, in our operating activities for the twelve months ended December 31, 2010 and December 31, 2011. Since our inception, we have been substantially dependent upon funds raised through the sale of common stock. We will need to obtain additional financing to implement our business plan. We may not be successful unless we can successfully market our products and generate revenue sufficient to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. Since inception through December 31, 2011 we raised $110,000 from the sale of common stock. We cannot give any assurances regarding the success of our current operations or our ability to raise adequate capital to finance our operations. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

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

Earnings (Loss) Per Share - The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive. The Company has no potentially dilutive securities at December 31, 2010 and December 31, 2011.

Fair Value of Financial Instruments - Fair Value of Financial Instruments:  Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. We believe that the carrying amounts of the financial instruments approximate their respective current fair values due to their relatively short maturities.

Pursuant to the requirements of the Fair Value Measurements and Disclosures Topic of the FASB Codification, the Company’s financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:

Level 1: Financial instruments with unadjusted quoted prices listed on active market exchanges.

Level 2: Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over the counter traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3: Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

All cash and cash equivalents are considered Level 1 measurements for all periods presented. We do not have any financial instruments classified as Level 2 or Level 3 and there were no movements between these categories.

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

Recent accounting pronouncements - In May 2011, the FASB issued an update that amends the guidance provided in ASC Topic 820, Fair Value Measurement, by clarifying some existing concepts, eliminating wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changing some principles to achieve convergence between GAAP and IFRS. The update results in a consistent definition of fair value, establishes common requirements for the measurement of and disclosure about fair value between GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update becomes effective in the second quarter of fiscal 2012. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have a material impact on the Company’s financial statements.

NOTE 4. INTANGIBLE ASSETS

The Company’s intangible assets as of December 31, 2011 and December 31, 2010 are as follows:

	December 31, 2011	December 31, 2010

Website development	$4,500	$3,000
Accumulated amortization	(2,000)	(1,000)
Website, net	$2,500	$2,000

Unamortized intangible assets:

Estimated Amortization Expense:
December 30, 2011

For the year ended December 31, 2012	2,000
For the year ended December 31, 2013	500
$2,500

NOTE 5. NOTE PAYABLE

In November 2011 we took out a short term note from a fund for $6,000. That fund is managed by our CEO Sean Lyons. Terms of the note were twelve percent per annum for six month with a default clause of an additional $1,000 added to principal. The note is secured by inventory and domains owned by the Company.

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 6. ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2011 and 2010, were $552 and $56, respectively.

NOTE 7. EQUITY TRANSACTIONS

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

On December 17, 2009 the Company entered into a one year consulting agreement with the Tyler Ryan Group, (TRG) to provide services on content and social media content. In consideration for the services preformed, the Company compensated TRG at $500 a month and issued 40,000 shares of our common stock as compensation for these services for one year. Their services were extended at a monthly fee of $500. As of the end of September 30, 2011 quarter, the agreement with TRG was not renewed.

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

The fair value of these shares was based upon the fair value of the services performed. See Note 3 and Note 9 for the Share-Based Compensation.

NOTE 8. INCOME TAXES

The components of the provision for income taxes are as follows:

The income tax provision consists of the following:

	December 31, 2011	December 31, 2010

Current taxes	$-	$-
Deferred taxes	$-	$-
Provision for income taxes	$-	$-

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows

	December 31, 2011	December 31, 2010
Income tax at federal statutory rate	34.00%	34.00%
State tax, net of federal effect	3.63%	3.63%
Valuation allowance	<37.63%>	<37.63%>
Effective rate	0.00%	0.00%

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows:

	December 31, 2011	December 31, 2010

Net operating loss carry forwards	$96,255	$66,194
Valuation allowance	(96,255)	(66,194)
Deferred taxes	$-	$-

We had a net operating losses from November 23, 2009 (inception) through the year ended December 31, 2011. We have provided no current income tax expense or benefit due to the losses incurred. Our net operating losses from inception amount to $255,792, which is available for carry forward. The net operating losses are carried forward for up to twenty years and available to offset future taxable income, if any. The Company has provided a valuation allowance for the deferred tax benefit resulting from the net operating loss carryover. The valuation allowance is being applied because of the limited operating history of the company and inability to predict taxable income going forward. In addressing the potential impact of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

NOTE 9. Compensation Agreements

Employment Compensation — We have not entered into an employment agreement or non-competition agreement with our President. Our President is compensated $500 monthly for his services.

NOTE 10. RELATED PARTIES

On December 10, 2009, a shareholder, who purchased 1,100,000 shares of our common stock valued at $0.01 per share, is currently a supplier of merchandise, Snazzy Buys owned by Marylyn Phillips, wife of Dale Phillips of Total CFO. Our operations are limited and have achieved limited operational status to date. At December 31, 2011 and dating back to November 23, 2009 (inception) we had purchases from this supplier totaling $3,468.

During the period ending June 30, 2011 the Company extended a share based compensation agreement with a related party (See Note 11).

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

On November 23, 2009, we entered into an agreement with Total CFO, LLC under which Total CFO, LLC agreed to provide us with tax preparation services and general book keeping services for a 12 month term.  The agreement can be terminated by either party upon 30 days notice.  In exchange for the services rendered under the agreement, we issued Total CFO, LLC 50,000 shares of our restricted common stock.  These services were valued at $12,500 based on a price of $0.25 per share.  Natalie Collins, who owns fifty percent (50%) of Total CFO, LLC, owns 600,000 shares of the Company’s common stock.  These shares were acquired in our 2009 common stock offering at a price of $0.01 per share, for an aggregate purchase price of $6,000.  Dale Phillips own the remaining 50% and is her father. The Company also has agreed to issue Total CFO, LLC an additional 50,000 shares of its common stock in exchange for tax preparation services and general book keeping services for 2011. The agreement with Total CFO was not renewed for the 2012 year

We utilize space leased by a non-affiliated entity of our President on a rent free basis. If our business expands, we will likely need to lease office and/or warehouse space.

NOTE 11. SHARE- BASED COMPENSATION

Share-based payment awards of 75,000 shares of our common stock were granted to non-employee service providers during the year ended December 31, 2011.

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

NOTE 12.    Directors compensation

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

On December 1, 2011 our board members, CFO, and CEO met to discuss forgiving all stock compensation due for 2011 (See below). At that time it was unanimously agreed that all stock compensation for 2011 would be forgiven. Based on the need for future financing the group agreed further issuance of shares may impede the likelihood of obtaining needed financing. Additionally at that time it was agreed for the same reason mentioned above Total CFO’s services would not be renewed.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011. This evaluation was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms.  In addition, the evaluation’s goal was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures were not effective:

Deficiencies pertaining to a lack of human resources within our finance and accounting functions: We currently only have two employees. The lack of appropriately skilled personnel and less effective monitoring activities could result in material misstatements to financial statements not being detected in a timely manner.

Deficiencies pertaining to the lack of controls or ineffectively designed controls: Our control design analysis and process walk-throughs disclosed a number of instances where review approvals were undocumented, where established policies and procedures were not defined and controls were not in place.

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

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using framework similar to criteria referenced in the initial steps of the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of the Company’s internal controls over financial reporting, management determined that there were control deficiencies that constituted material weaknesses, as described below.

* We have noted that there may be an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

* We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the managements view that to have audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company's financial statements. Currently, the Board does not have sufficient independent directors to form such an audit committee. Also, the Board of Directors does not have an independent director with sufficient financial expertise to serve as an independent financial expert.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of the findings from the investigation and a company-led accounting review, management intends to take practical, cost-effective steps in implementing internal controls, when the financial operation of the company allows, including the following remedial measures:

*Interviewing and potentially hiring outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control-Integrated Framework issued by COSO.

*Board to review and make recommendations to shareholders concerning the composition of the Board of Directors, with particular focus on issues of independence. The Board of Directors to consider nominating an audit committee and audit committee financial expert, which may or may not consist of independent members.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth certain information with respect to each of our directors, executive officers and key employees as of December 31, 2011. Their ages, positions, dates of initial election or appointment, and the expiration of their terms are as follows:

Name	Age	Position	Period Served
Sean M. Lyons	40	Chief Executive Officer, President, Secretary and Director	November 23, 2009 to present
Jesus Diaz	41	Chief Financial Officer and Director	July 2010 to present
Ryan Ford	36	Director	July 2010 to present

Unless expressly indicated in the above table, each director and officer will serve in these capacities until their successors are duly elected, qualified and seated in accordance with the Company’s Articles of Incorporation and Bylaws. There have been no material changes to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors.

Duties, Responsibilities and Experience

 Sean M. Lyons, Director, Chief Executive Officer, President and Secretary.  Sean Lyons is the Company’s Chief Executive Officer, President and Secretary and also serves as a member of our Board of Directors.  He has served the Company in these capacities since November 2009.  Mr. Lyons also currently serves as the president of Recapitalize, Inc., a company he founded in August 2008, which is in the business of negotiating payment terms for companies that are not able to currently pay their accounts payable on a timely basis.  Previously, Mr. Lyons served as regional manager for Accredited Home Lender (“Accredited”) for nine years, a nationwide wholesale lender with over 2,000 employees.  While he was employed by Accredited, Mr. Lyons’ sales teams were in the top five percent of the company’s sales teams in annual sales, even though Mr. Lyons was often developing new territories for the company.  The profitability of Mr. Lyons’ territories was consistently some of the best in the company.  He was also instrumental in helping the company rollout its online sales platform.  Mr. Lyons was often used to help train the company’s employees on a nationwide basis.  Prior to his employment with Accredited, Mr. Lyons was with US Bank in its wholesale lending arena for two years and was a leader of the group that expanded the company’s operations into Florida.  Before joining US Bank, Mr. Lyons worked in the real estate and finance sectors for several years.  Mr. Lyons is a graduate of the University of South Florida with a BS in Interdisciplinary Social Science with a focus in History and Economics.

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

Jesus Diaz, Director and Chief Financial Officer.  Jesus Diaz is the Company’s Chief Financial Officer and also serves as a member of our Board of Directors.  He has served the Company in these capacities since July 2010.  Mr. Diaz also has served as the Chief Financial Officer and Chief of Operations of Abazias, Inc. since 2002.  Abazias, Inc. is a nationally recognized online jeweler and is a subsidiary of Omni Reliant Holdings Inc., a publicly traded company.  Since 2009, Mr. Diaz has also served as the Chief Operating Officer of Business Consulting Options, LLC, a national merchant cash advance company.  He also serves as the operations manager of National WLD Techmark Inc., an internet administration and marketing firm and has held this position since 2001.  Mr. Diaz served as the Chief Operating Officer of University Cash Inc. from May 1999 to June 2002.  Mr. Diaz received his Bachelors degree in History from the University of Florida in 1998.

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

Ryan Ford, Director. Ryan Ford is a member of our Board of Directors.  Mr. Ford was elected to our Board of Directors in July 2010.  Since September 2009, Mr. Ford has served as the Vice-President of Operations for The Tyler Ryan Group, LLC, a national marketing & media agency.  He also has served as the Chief Operational Officer of Natural Sundae, Inc., a national natural body care company, since October 2007.  Prior to his employment with Natural Sundae, Inc., he owned Haul and Oats LLC, a trucking and logistic company from January of 2006 to June of 2007.  From January of 2002 to December of 2005, Mr. Ford served as the Vice-President/Partner of Worldwide Multi-Media LLC, a marketing and e-commerce firm.   Mr. Ford has significant experience in designing, hosting and promoting e-commerce businesses, which is a material component to the Company’s business plan.

Significant Employees

Other than the executive officers named above, the Company does not have any “significant employees.”

Family Relationships

There are no known family relationships among any of our directors and executive officers.

Involvement in Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and persons who own more than 10% of our common stock are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Beneficial ownership of shares is determined under Rule 13d-3(d)(1) of the Exchange Act and generally includes any shares over which a person exercises sole or shared voting or investment power and the number of shares that can be acquired within sixty (60) days upon exercise of an option or conversion of warrants and debentures.  Common stock subject to these convertible securities are deemed to be outstanding for the purpose of computing the ownership percentage of the person holding such convertible security but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other person.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner		Percentage of Class(2)
Common Stock	Sean M. Lyons	20,028,000	(3)	84.15%
Common Stock	Jesus Diaz	54,000		*
Common Stock	Ryan Ford	40,000		*
Executive Officers and Directors as a Group (3 persons)		20,102,000		85.15%

* Less than 1%

(1) Unless otherwise indicated, the address of each shareholder is 20711 Sterlington Drive, Land O’ Lakes, Florida 34638.

(2) Applicable percentage of ownership is based on 23,777,000 shares of Shades Holdings, Inc. common stock being issued and outstanding as of December 31, 2011.

(3) Includes 28,000 shares of common stock owned by Michelle Lyons, Sean M. Lyons’ spouse.  Each disclaims beneficial ownership of the other’s shares of the Company’s capital stock.

EXECUTIVE COMPENSATION

Compensation of Our Executive Officers

The following table contains compensation information for our executive officers for the fiscal years ended December 31, 2009, 2010 and 2011.  No other officer received compensation greater than $100,000 for the fiscal years ended December 31, 2009, 2010 and 2011. All of the information included in this table reflects compensation earned by the individuals for services rendered to our Company and all references in the following tables to stock awards relate to awards of stock granted by us.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive Plan	Deferred	All Other
Name and Principal					Option	Compensation	Compensation	Compensation
Position	Year	Salary	Bonus	Stock Awards	Awards	($)	Earnings ($)	($)	Total ($)
Sean M. Lyons, Principal	2009(1)	-	-	-	-	-	-	-	-
Executive Officer	2010(1)	$6,000							$6,000
	2011(1)	$6,000							$6,000
Jesus Diaz, Principal	2009(2)	-	-	-	-	-	-	-	-
Financial Officer	2010(2)			$12,500					$12,500
	2011(2)

(1)	Sean M. Lyons was appointed to serve as our President on November 23, 2009. All amounts reflected in this table are from the date of Mr. Lyons’ appointment to the end of the fiscal year on December 31, 2011. Commencing January 1, 2010, Mr. Lyons is compensated $500 per month for his services.

(2)	Jesus Diaz was appointed to serve as our Chief Financial Officer in July 2010. As such, Mr. Diaz did not receive any compensation from the Company in 2009. Commencing in 2010, Mr. Diaz will receive 50,000 shares of common stock each year for his service as our Chief Financial Officer. The stock award shall vest quarterly (i.e., 12,500 per quarter) and will be awarded to Mr. Diaz at the end of our fiscal year. For 2010, Mr. Diaz received 50,000 shares of our common stock even though his employment commenced in July 2010. The shares have been valued at $0.25 per share, or $12,500. For 2011, the Board of Directors and Mr. Diaz have decided to forgive all stock compensation due to Mr. Diaz for 2011 for his service as our Chief Financial Officer.

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

Compensation of Directors

With the exception of Ryan Ford, our directors do not receive compensation for their services as directors.  Mr. Ford received 30,000 shares of common stock for his service as a member of our board of directors in 2010. The shares have been valued at $0.25 per share, or $7,500. Mr. Ford will receive 30,000 shares of common stock for his service as a member of our board of directors in 2011; however, the Board of Directors has decided to forgive all stock compensation due to members of the Board of Directors for 2011 as further issuance of shares of the Company’s stock may impede the likelihood of obtaining future financing.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, there were no transactions since the beginning of our last completed fiscal year, and there are no proposed transactions, that involve an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, to which we were or are to become a party in which any director, executive officer, beneficial owner of more than five (5%) percent of our common stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

On November 23, 2009, we issued 20,000,000 shares of our restricted common stock to Sean M. Lyons, our founder, at a share price of $.0001, for consideration of $2,000.  Mr. Lyons developed our business plan and founded the Company.

On November 23, 2009, we entered into an Independent Contractor Agreement with Ryan Ford under which Mr. Ford agreed to provide us with consulting services related to our website.  The agreement is for a term of one year and can be terminated by us upon 15 days notice.  In exchange for the services rendered under the agreement, we issued Mr. Ford 10,000 shares of our restricted common stock.  These services were valued at $2,500 based on a price of $0.25 per share.  Mr. Ford was appointed to our Board of Directors in July 2010.  The Company and Mr. Ford did not renew the agreement for 2011.

On November 23, 2009, we entered into an agreement with Total CFO, LLC under which Total CFO, LLC agreed to provide us with tax preparation services and general book keeping services for a 12 month term.  The agreement can be terminated by either party upon 30 days notice.  In exchange for the services rendered under the agreement, we issued Total CFO, LLC 50,000 shares of our restricted common stock.  These services were valued at $12,500 based on a price of $0.25 per share.  Natalie Collins, who owns fifty percent (50%) of Total CFO, LLC, owns 600,000 shares of the Company’s common stock.  These shares were acquired in our 2009 common stock offering at a price of $0.01 per share, for an aggregate purchase price of $6,000.  The Company also has agreed to issue Total CFO, LLC an additional 50,000 shares of its common stock in exchange for tax preparation services and general book keeping services for 2011. The agreement with Total CFO was not renewed for the 2012 year.

On December 15, 2009, we entered into an agreement with Snazzy Buys, Inc., which is terminable by either party upon 30 days notice.  Our agreement with Snazzy Buys, Inc. provides that we will pay them 15% over their cost of goods for the merchandise we acquire from them.  It also contains a warranty that all products we acquire from Snazzy Buys, Inc. are genuine and authentic products of the brands represented and are not counterfeit.  We pay Snazzy Buys, Inc. monthly for the products we acquire from them.  If Snazzy Buy, Inc.’s invoices are not satisfied timely, then interest accrues at 1.5% per month on the outstanding amount.  For the fiscal year ended December 31, 2011, we purchased $866 in products from Snazzy Buys, Inc.  Since inception through December 31, 2011, we have purchased $3,468 in products from Snazzy Buys, Inc.  Marilyn R. Philips, the principal of Snazzy Buys, Inc., owns 1,100,000 shares of our common stock and acquired these shares in our 2009 common stock offering.  The shares were acquired at $0.01 per share, for an aggregate purchase price of $11,000.

In November 2011 we took out a short term note from a fund for $6,000. That fund is managed by our CEO Sean Lyons. Terms of the note were twelve percent per annum for six month with a default clause of an additional $1,000 added to principal. The note is secured by inventory and domains owned by the Company

Director Independence

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees billed to the Company by Meeks International, LLC for its audit of the Company’s financial statements included in this Form 10-K, , and for its review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for 2011 and 2010 totaled $23,000 and $18,499, respectively.

Audit-Related

There were no audit-related fees billed to the Company by Meeks International, LLC for the years ended December 31, 2011 and 2010.

Tax Fees

Tax fees billed to the Company by Meeks International, LLC for its tax returns for the years ended December 31, 2011 and 2010 were $0 and $0, respectively.

Other

No other fees were billed to the Company by Meeks International, LLC for all other non-audit or tax services rendered to the Company for the years ended December 31, 2011 and 2010.

Audit Committee Pre-Approval Policies

As of this filing date, the Company does not have an audit committee.  Therefore, it has not adopted a procedure under which all fees charged by Meeks International, LLC must be pre-approved by the Board of Directors, subject to certain permitted statutory de minimus exceptions.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.01*	Articles of Incorporation of Shades Holdings, Inc.
3.02*	Bylaws of Shades Holdings, Inc.
10.01*	Master Supplier Agreement dated December 15, 2009 by and between the Company and Snazzy Buys, Inc.
10.02*	Independent Contractor Agreement dated November 23, 2009 by and between the Company and Ryan Ford.
10.03*	Independent Contractor Agreement dated November 23, 2009 by and between the Company and Ron Rule.
10.04*	Services Retainer Agreement dated December 17, 2009 by and between the Company and Tyler Ryan Group, LLC.
10.05*	Letter Agreement dated November 23, 2009 by and between the Company and Total CFO, LLC.
10.06**	Form of Subscription Agreement for 2009 Common Stock Offering.
10.07**	Form of Subscription Agreement for 2010 Common Stock Offering.
10.08**	Amendment to Services Retainer Agreement dated December 17, 2009 by and between the Company and Tyler Ryan Group, LLC.
14.01***	Code of Ethics.
21.01****	List of Subsidiaries.
23.01****	Consent of Meeks International, LLC.
31.01****	Certification of Principal Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 16, 2012.
31.02****	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 16, 2012.
32.01****	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 16, 2012.
32.02****	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 16, 2012.

* Previously filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission dated July 16, 2010.

** Previously filed with Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 21, 2010.

*** Previously filed as an exhibit on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011.

**** Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHADES HOLDINGS, INC.

By:	/s/ Sean M. Lyons
Sean M. Lyons, Principal Executive Officer

By:	/s/ Jesus Diaz
Jesus Diaz, Principal Financial Officer and
Principal Accounting Officer

Dated: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated as of the 16 day of April, 2012.

By:	/s/ Sean M. Lyons
Name:	Sean M. Lyons
Title:	Member of the Board of Directors

Date:	April 16, 2012

By:	/s/ Jesus Diaz
Name:	Jesus Diaz
Title:	Member of the Board of Directors

Date:	April 16, 2012

By:	/s/ Ryan Ford
Name:	Ryan Ford
Title:	Member of the Board of Directors

Date:	April 16, 2012

