Form 10-Q
period 2012-03-31
SHADES HOLDINGS, INC.
filed 2012-05-21
CIK 1488366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Registrant had 23,777,000 shares of common stock, par value $0.0001 per share, outstanding as of May 21, 2012.

Shades Holdings, Inc.

INDEX

PART I.	Financial Information	Page No.

Item 1.	Financial Statements.

	Consolidated Balance Sheets at December 31, 2011 and March 31, 2012 (Unaudited)	F-1

	Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011(Unaudited) and for the Period from November 23, 2009 (Inception) to March 31, 2012 (Unaudited)	F-2

	Consolidated Statement of Stockholders' Equity: for the Period from November 23, 2009 to (Inception) to March 31, 2012	F-3

	Consolidated Statements of Cash Flows for the three Months Ended March 31, 2012 and 2011 (Unaudited) and for the Period from November 23, 2009 (Inception) to March 31, 2012 (Unaudited)	F-4

	Notes to Consolidated Financial Statements	F5-F12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3-8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

Item 4.	Controls and Procedures.	9

PART II.	Other Information

Item 1.	Legal Proceedings.	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

Item 3.	Defaults Upon Senior Securities.	11

Item 4.	Mine Safety Procedures	11

Item 5. 6.	Exhibits.	12
		13
SIGNATURES		13-17

Shades Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	March 31, 2012	December 31, 2011
Current assets:	(unaudited)
Cash and cash equivalents	$573	$1,015
Accounts receivable	181	-
Inventory	2,991	3,145
Total current assets	3,745	4,160
Websites-net	2,250	2,500
Total assets	$5,995	$6,660

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$31,097	$29,656
Accrued expenses	5,843	3,903
Notes payable - related party	7,000	6,000
Total current liabilities	43,940	39,559

Stockholders' equity:
Preferred stock, $0.01 par value;
10,000,000 shares authorized, none issued or outstanding	-	-

Common stock, $0.0001 par value:
100,000,000 shares authorized; 23,777,000 and 23,777,000 shares
issued and outstanding, respectively	2,377	2,377

Additional paid in capital	220,516	220,516
Deficit accumulated during development stage	(260,838)	(255,792)
Total stockholders' equity (deficit)	(37,945)	(32,899)

Total liabilities and stockholders' equity (deficit)	$5,995	$6,660

See Notes to Consolidated Financial Statements

Shades Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	For The Three Months Ended March 31, 2012	For The Three Months Ended March 31, 2011	For The Period From November 23, 2009 (Date of Inception) To March 31, 2012
	(unaudited)	(unaudited)	(unaudited)
Revenue	$771	$695	$5,977
Cost of goods sold	262	441	3,446
Gross profit	509	254	2,531

Accounting and professional expense	3,008	11,575	222,685
Compensation expense	1,664	9,730	35,562
Other general and administrative	538	155	2,169
Advertising	95	117	703
Amortization	250	250	2,250
Total selling, general and administrative	5,555	21,827	263,369

Net (loss)	$(5,046)	$(21,573)	$(260,838)
Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding
basic and diluted	23,777,000	23,777,000	23,777,000

See Notes to Consolidated Financial Statements

Shades Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional Paid in	Common Stock	During Development
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Total

Balance, Nov 23, 2009 (Inception):
Issuance of common stock to founder and president valued at $0.0001 per share	-	$-	20,000,000	$2,000	$-	$-	$-	$2,000
Issuance shares of common stock for services for $0.25 per share	-	-	310,000	31	77,469	-	-	77,500
Issuance shares of common stock for cash at $0.01 per share, net	-	-	3,000,000	300	26,343	-	-	26,643
Net loss for December 31, 2009	-	-	-	-	-	-	(4,015)	(4,015)

Balance at December 31, 2009	-	-	23,310,000	2,331	103,812	-	(4,015)	102,128
Issuance shares of common stock for cash at $0.25 per share through private placement	-	-	217,000	22	54,228	-	-	54,250
Common stock payable for services for $0.25 per share	-	-	-	-	-	37,803	-	37,803
Net loss for December 31, 2010	-	-	-	-	-	-	(171,893)	(171,893)
Balance at December 31, 2010	-	-	23,527,000	2,353	158,040	37,803	(175,908)	22,288
Issuance of common stock for services for $0.25 per share	-	-	155,000	15	38,735	(38,750)	-	-
Issuance shares of common stock for cash at $0.25 per share through S1	-	-	95,000	9	23,741	-	-	23,750
Common stock payable for services for $0.25 per share	-	-	-	-	-	25,316	-	25,316
Forgiveness of Common Stock Payable for service	-	-	-	-	-	($24,369)	-	(24,369)
Net loss for December 31, 2011	-	-	-	-	-	-	(79,884)	(79,884)
Balance at December 31, 2011	-	-	23,777,000	$2,377	$220,516	$-	$(255,792)	$(32,899)
Net loss for March 31, 2012	-	-	-	-	-	-	(5,046)	(5,046)
Balance as of March 31, 2012(unaudited)	$-	$-	23,777,000	$2,377	$220,516	$-	(260,838)	$(37,945)

See Notes to Consolidated Financial Statement

Shades Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			For The Period From
	For The Three Month	For The Three Month	November 23, 2009
	Period Ended	Period Ended	( Inception) To
	March 31, 2012	March 31, 2011	March 31, 2012
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(5,046)	$(21,573)	$(260,838)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Stock based compensation	-	9,070	111,515
Amortization of website	250	250	2,250
Changes in operating assets and liabilities:
Accounts receivable	(181)	-	(181)
Prepaid expenses	-	3,129	4,735
Inventories	154	-	(2,991)
Accounts payable	1,441	1,652	31,097
Accrued expenses	1,940	615	5,843
Net cash (used) in operating activities	(1,442)	(6,857)	(108,570)

Cash flows from investing activities:

Acquisition of intangible assets	-	-	(4,500)
Net cash (used) in investing activities	-	-	(4,500)

Cash flows from financing activities:
Cash received from issuance of common stock	-		110,000
Cash paid for stock issuance costs	-	-	(3,357)
Cash received from note payable - related party	1,000	-	7,000
Net cash provided by financing activities	1,000	-	113,643

Net (decrease) increase in cash and cash equivalents	(442)	(6,857)	573
Cash and cash equivalents at beginning of year	1,015	12,131	-
			-
Cash and cash equivalents at end of year	$573	$5,273	$573

Supplemental disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

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

NOTE 2. GOING CONCERN

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $5,046 and $21,573 for the three months ended March 31, 2012 and 2011, respectively. Additionally our cumulative losses were $260,838 through March 31, 2012. Our revenues are minimal. In addition, during the three months ended March 31, 2012 and 2011 we used cash of $1,442 and $6,857, respectively, in our operating activities. Since our inception, we have been substantially dependent upon funds raised through the sale of common stock. We will need to obtain additional financing to implement our business plan. We may not be successful unless we can successfully market our products and generate revenue sufficient to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. Since inception through March 31, 2012 we raised $110,000 from the sale of common stock. We cannot give any assurances regarding the success of our current operations or our ability to raise adequate capital to finance our operations. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

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

Intangible assets – The Websites are recorded at cost and have a finite life. The Websites are amortized over the estimated periods of benefit of three years.

Earnings (Loss) Per Share - The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive. The Company has no potentially dilutive securities at March 31, 2011 and March 31, 2012.

Fair Value of Financial Instruments - Fair Value of Financial Instruments:  Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. We believe that the carrying amounts of the financial instruments approximate their respective current fair values due to their relatively short maturities.

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

NOTE 4. INTANGIBLE ASSETS

The Company’s intangible assets as of March 31, 2012 and March 31, 2011 are as follows:

NOTE 5. NOTE PAYABLE

In November 2011 we took out a short term note from a fund for $6,000. In March of 2012 we took another $1,000 for the same fund. In April of 2012 the previous notes along with a new note for $18,000 were combined into one note totaling $25,000 with a one year term. That fund is managed by our CEO Sean Lyons. Terms of the note were twelve percent per annum for one year with a default clause of an additional $3,000 added to principal. The note is secured by inventory and domains owned by the Company.

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 6. ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the three months ended March 31, 2012 and 2011, were $95 and $117, respectively.

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

During the period ending June 30, 2011 the Company extended a share based compensation agreement with a related party (See Note 10).

On November 23, 2009, we entered into an agreement with Total CFO, LLC under which Total CFO, LLC agreed to provide us with tax preparation services and general book keeping services for a 12 month term.  The agreement can be terminated by either party upon 30 days notice.  In exchange for the services rendered under the agreement, we issued Total CFO, LLC 50,000 shares of our restricted common stock.  These services were valued at $12,500 based on a price of $0.25 per share.  Natalie Collins, who owns fifty percent (50%) of Total CFO, LLC, owns 600,000 shares of the Company’s common stock.  These shares were acquired in our 2009 common stock offering at a price of $0.01 per share, for an aggregate purchase price of $6,000.  Dale Phillips owns the remaining 50% and is her father. The Company also has agreed to issue Total CFO, LLC an additional 50,000 shares of its common stock in exchange for tax preparation services and general book keeping services for 2011. The agreement with Total CFO was not renewed for the 2012 year.

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

We utilize space leased by a non-affiliated entity of our President on a rent free basis. If our business expands, we will likely need to lease office and/or warehouse space.

NOTE 10. SHARE- BASED COMPENSATION

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

Background

We are an online retailer of discount sunglasses and watches incorporated under the laws of Florida on November 23, 2009.  We are a development stage company and have recently commenced our business operations.  From our inception on November 23, 2009 through March 31,2012, we incurred a cumulative loss of ($260,838) and have only generated limited revenues from our business operations. We offer and sell high quality, name brand sunglasses and watches to our customers through our wholly-owned subsidiary, Daily Shades, Inc. The high quality, name brand sunglasses are offered at discounts of up to 70% of the manufacturer’s suggested retail price and are offered and sold through our website at , and the high quality, name brand watches are offered at discounts of up to 75% of the manufacturer’s suggested retail price and are offered and sold through our website at www.dailychrono.com. We intend to continue offering our products only through our websites.  We currently offer a different pair of sunglasses and a different watch each day to our customers through our websites.  We generally offer our sunglasses and watches for a limited period of time and present the offer as a “daily deal” on our websites.  Each day our quantities vary, so our customers do not know how many pairs of sunglasses or watches we will have of a particular model.  We have also added “bargain bins” that consist of single models, old models and slightly damaged models.

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

During our development stage, as discussed above, we will incur significant expenditures for organizational costs and marketing, arising both internally and externally. Our organizational costs have made up the majority of our expenses to date. These expenditures are entirely predicated on the success of our financing efforts discussed in Liquidity and Capital Resources, below. We have had to pay for most of our organizational costs with cash and currently anticipate that we will be required to pay for our marketing efforts with cash. However, to the extent that outside parties will entertain share-based payment arrangements, we will likely pursue negotiations on those lines. As discussed in Note 7, Equity Transactions, contained in the explanatory notes to our financial statements, we previously issued shares of our common stock as compensation to our social media content consultation, our IT consultant and our legal service provider. We will seek stock-based compensation arrangements in the future. With numerous recent developments such as XBRL formatting for all filings which will incur substantial cost in the near future and the growing difficulties for small publicly traded companies to easily trade on the open market. The Company, for the protection of its shareholder base, may seek to identify a privately-held operating company that desires to become a public company by combining with us via reverse merger or some other form of transaction. The Company may seek a target that demonstrates potential long-term growth, rather than short-term earnings. The Company has not entered into discussions or a definitive agreement with any party concerning an acquisition or merger.

Our website sales platform is currently generating limited revenues. From inception (November 23, 2009) through March 31, 2012, we generated $5,997 in revenues from our operations. We anticipate that our marketing efforts will increase the traffic to our websites, dailyshades.com and dailychrono.com, which will result in an increase in revenues. Our revenues are primarily derived from the sale of products over our websites. We also have one advertising space on each of our websites, dailyshades.com and dailychrono.com, in which we offer a “banner” style advertisement. That advertising space generates limited revenue for us. In the future, we plan to expand that opportunity and to allow additional advertising space on our main websites and on our additional websites. Our additional daily deal domains, which include dailyflops.com, dailylids.com, dailytote.com and dailysneaks.com, have “splash pages” with advertisements on them and a link back to our websites, dailyshades.com and dailychrono.com. A “splash page” is a simple one page website that requires minimal development output and expenditures but that will allow us additional exposure on the internet.

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

Acquisition of inventory. With the expansion of our marketing campaign, we anticipate an increase in our sales. As such, additional inventory channels would need to be found. While our current business model does not require that we maintain high inventory levels, as our business grows, we may need to acquire and hold inventory. Many wholesalers require that we place certain minimum orders for inventory, which we are currently unable to do because the minimum orders exceed our current budget. If our inventory demands reach a certain level, we might need to find warehouse space. The determination of size and cost at this point would be unknown. However, we do not believe we will require warehouse space until the second or third quarter of 2012, at the earliest. As of March 31, 2012, we currently retain very minimal inventory of approximately $2,991.

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

General working capital needs. If we are successful in establishing our sunglass segment, we will likely rollout additional “daily deal” sites for other clothing accessories such as hats shoes and other similar items.  We have acquired the website domain names of , , , , and . We launched our website dailychrono.com, a website devoted to watches, in the third quarter of 2011. Other than the launch of dailychrono.com, we do not anticipate expanding our business until the fouth quarter of 2012. As we expand, we will focus on those markets that we believe have the greatest sales potential and the least competition. The advertising/marketing campaign for these new segments would be substantially similar to those used for our sunglasses segment.

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

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $5,046 during the three months ended March 31, 2012 and $260,838 from inception (November 23, 2009) through March 31, 2012. In addition, we used cash of $1,442 in support of our operating activities during the three months ended March 31, 2012. As of March 31, 2012, we had cash on hand of $573 and working capital of $(40,195). A substantial portion of our working capital results accounts payable which is related to professional services consisting mostly of legal and accounting. Since our inception, we have been substantially dependent upon funds raised through the sales of our stock in private placements to sustain our operating activities. Our operating plan will require substantially all available liquid resources and additional financing sources, which we may not be able to achieve, to continue our business operations. These conditions raise substantial doubt about our ability to continue as a going.

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

Cash balances amounted to $573 as of March 31, 2012 compared to $5,273 at March 31, 2011. We have working capital of $(40,195) as of March 31, 2012 and we had working capital of $8,035 at March 31, 2011. Our working capital decreased as a result of our net loss during the year ended December 31, 2011 and the three months ended March 31, 2012.

Cash Flow from Operating Activities – We used cash of $1,442 in our operating activities during the three months ended March 31, 2012 and $6,857 during the three months ended March 31, 2011.

We recorded a net loss of $5,046 and $21,573 during the three months ended March 31, 2012 and 2011.

Our cash from operating activities also includes cash flow provided by changes in our operating assets and liabilities of $3,354 for the three months ended March 31, 2012 compared to cash flow provided by change in our operating assets and liabilities of $5,396 for the three months ended March 31, 2011.

Our inventory was $2,991 at March 31, 2012 compared to $2,962 at March 31, 2011. We made inventory purchases to take advantage of favorable pricing for these purchases.

Our non-cash prepaid expenses were $0 at March 31, 2012 compared to $8,328 at March 31, 2011. The decrease is attributable to the amortization of share based payments for accounting, information technology services and legal services.

Accounts payable and accrued expenses were $36,940 at March 31, 2012, an increase of $31,412 from $8,528 at March 31, 2011. This use of funds is due to the timing of payments for services accrued at December 31, 2011.

Cash Flow from Investing Activities – We used $0 cash and $0 in our investing activities during the three months ended March 31, 2012 and 2010.

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

In November 2011 we took out a short term note from a fund for $6,000. In March of 2012 we took another $1,000 for the same fund. In April of 2012 the previous notes along with a new note for $18,000 were combined into one note totaling $25,000 with a one year term. That fund is managed by our CEO Sean Lyons. Terms of the note were twelve percent per annum for one year with a default clause of an additional $3,000 added to principal. The note is secured by inventory and domains owned by the Company.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenues – We derive our revenues from the sale of tangible products primarily sunglasses. Our consolidated product sales of sunglasses and watches were $771 and $695 for the three months ended March 31, 2012 and 2011. Our revenues are limited and will continue to be limited until we can fully implement our business plan.

Cost of Product Sales – Our cost of product sales were $262 and $441 for the three months ended March 31, 2012 and 2011. Our cost of product sales is a direct result of our sales activity. Costs of products sold included unexpected emergency shipping costs and product pricing costs.

Selling General and Administrative Expenses – Operating expenses consist of advertising expense, accounting and professional expenses, compensation costs and general, amortization and administrative expenses. Our analysis of the material components of changes in operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense were $95 and $117 for the three months ended March 31, 2012 and 2011. Due to limited operating activity our advertising expense is set at minimum levels. Much of our advertising is done by management through social media sites such as Facebook.

Accounting and Professional Expense – Accounting and consulting professional expenses (including expenses associated with our filings with the regulatory agencies) were $3,008 and $11,575 for the three months ended March 31, 2012 and 2011. These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Compensation Costs – Compensation related costs consist of salaries and payroll taxes. These costs were $1,664 and $9,730 for the three months ended March 31, 2012 and 2011. Our compensation costs are for our Principal Executive Officer and Chief Financial Officer.

Amortization – Our amortization of intangible assets was $250 and $250 for the three months ended March 31, 2012 and 2011. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $538 and $155 for the three months ended March 31, 2012 and 2011. These costs reflect normal operating expenses and other administrative expenses, including, without limitation, travel and entertainment expenses.

Net Loss – We have reported net loss of $5,064 and $21,573 during the three months ended March 31, 2012 and 2011. This net loss is a result of the items discussed in the preceding discussion.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012. This evaluation was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms.  In addition, the evaluation’s goal was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures were not effective:

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

.

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

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Procedures – None.

Item 6. Exhibits

Exhibit No.	Description
3.01*	Articles of Incorporation of Shades Holdings, Inc.
3.02*	Bylaws of Shades Holdings, Inc.
10.01**	Final Note.
31.01**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 21, 2012.
31.02**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 21, 2012.
32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 21, 2012.
32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 21, 2012.
101.1***	Interactive Data Files

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

SHADES HOLDINGS, INC.

.	By:	/s/ Sean M. Lyons
Sean M. Lyons, Principal Executive Officer

	By:	/s/ Jesus Diaz
Jesus Diaz, Principal Financial Officer and Principal Accounting Officer

Dated: May 21, 2012

