Form 10-Q
period 2012-08-14
SHADES HOLDINGS, INC.
filed 2012-08-14
CIK 1488366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated Filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

The Registrant had 23,777,000 shares of common stock, par value $0.0001 per share, outstanding as of July 26, 2012.

Shades Holdings, Inc.

INDEX

PART I.	Financial Information	Page No.

Item 1.	Financial Statements.

	Consolidated Balance Sheets at December 31, 2011 and June 30, 2012 (Unaudited)	F-1

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011(Unaudited) and for the Period from November 23, 2009 (Inception) to June 30, 2012(Unaudited)	F-2
	Consolidated Statement of Stockholders’ Deficit: For the Period from November 23, 2009 (Inception) to June 30, 2012	F-3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited) and for the Period from November 23, 2009 (Inception) to June 30, 2012 (Unaudited)	F-4

	Notes to Consolidated Financial Statements	F5-F12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3-10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

Item 4.	Controls and Procedures.	10

PART II.	Other Information

Item 1.	Legal Proceedings.	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	12

Item 4.	Other Information	12

Item 5. 6.	Exhibits.	13

SIGNATURES		14-18

Shades Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	June 30, 2012	December 31, 2011
Current assets:	(unaudited)
Cash and cash equivalents	$ 6,238	$ 1,015
Inventory	3,104	3,145
Total current assets	9,342	4,160
Websites-net	2,000	2,500
Total assets	$ 11,342	$ 6,660

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 41,838	$ 29,656
Accrued expenses	8,184	3,903
Notes payable - related party	25,000	6,000
Total current liabilities	75,022	39,559

Stockholders' deficit:
Preferred stock, $0.01 par value;
10,000,000 shares authorized, none issued or outstanding	-	-

Common stock, $0.0001 par value:
100,000,000 shares authorized; 23,777,000 and 23,777,000 shares
issued and outstanding, respectively	2,377	2,377

Additional paid in capital	220,516	220,516
Deficit accumulated during development stage	(286,573)	(255,792)
Total stockholders' deficit	(63,680)	(32,899)

Total liabilities and stockholders' deficit	$ 11,342	$ 6,660

See Notes to Consolidated Financial Statements

Shades Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	For The Three Months Ended June 30, 2012	For The Three Months Ended June 30, 2011	For The Six Months Ended June 30, 2012	For The Six Months Ended June 30, 2011	For The Period From November 23, 2009 (Date of Inception) To June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$ 669	$ 355	$ 1,440	$ 1,050	$ 6,646
Cost of goods sold	327	243	589	684	3,773
Gross profit	342	112	851	366	2,873

Accounting and professional expense	22,985	17,478	25,993	29,053	245,670
Compensation expense	1,664	9,976	3,328	19,706	37,226
Other general and administrative	1,123	116	1,661	271	3,292
Advertising	55	355	150	472	758
Amortization	250	250	500	500	2,500
Total selling, general and administrative	26,077	28,175	31,632	50,002	289,446

Net (loss)	$ (25,735)	$ (28,063)	$ (30,781)	$ (49,636)	$ (286,573)
Basic and diluted (loss) per share	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.01

Weighted average shares outstanding
basic and diluted	23,777,000	23,672,000	23,777,000	23,672,000	23,777,000

See Notes to Consolidated Financial Statements

Shades Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

							Deficit
					Accumulated
					Additional	Common	During
	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Development Stage	Total

Balance, Nov 23, 2009 (Inception):
Issuance of common stock to founder and president valued at $0.0001 per share	-	$ -	20,000,000	$ 2,000	$ -	$ -	$ -	$ 2,000
Issuance shares of common stock for services for $0.25 per share	-	-	310,000	31	77,469	-	-	77,500
Issuance shares of common stock for cash at $0.01 per share, net	-	-	3,000,000	300	26,343	-	-	26,643
Net loss for December 31, 2009	-	-	-	-	-	-	(4,015)	(4,015)

Balance at December 31, 2009	-	-	23,310,000	2,331	103,812	-	(4,015)	102,128
Issuance shares of common stock for cash at $0.25 per share through private placement	-	-	217,000	22	54,228	-	-	54,250
Common stock payable for services for $0.25 per share	-	-	-	-	-	37,803	-	37,803
Net loss for December 31, 2010	-	-	-	-	-	-	(171,893)	(171,893)
Balance at December 31, 2010	-	-	23,527,000	2,353	158,040	37,803	(175,908)	22,288
Issuance of common stock for services for $0.25 per share	-	-	155,000	15	38,735	(38,750)	-	-
Issuance shares of common stock for cash at $0.25 per share through S1	-	-	95,000	9	23,741	-	-	23,750
Common stock payable for services for $0.25 per share	-	-	-	-	-	25,316	-	25,316
Forgiveness of Common Stock Payable for service	-	-	-	-	-	($24,369)	-	(24,369)
Net loss for December 31, 2011	-	-	-	-	-	-	(79,884)	(79,884)
Balance at December 31, 2011	-	-	23,777,000	2,377	220,516	-	(255,791.98)	(32,899.48)
Net loss for March 31, 2012	-	-	-	-	-	-	(5,046)	(5,046)
Balance as of March 31, 2012(unaudited)	-	-	23,777,000.00	2,377	220,515.50	-	(260,837.98)	(37,945.48)
Net loss for June 30, 2012	-	-	-	-	-	-	(25,735)	(25,735)
Balance as of June 30, 2012(unaudited)	-	$ -	23,777,000	$ 2,377	$ 220,516	$ -	(286,573)	$ (63,680)

See Notes to Consolidated Financial Statement

Shades Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			For The Period From
	For The Six Month	For The Six Month	November 23, 2009
	Period Ended	Period Ended	( Inception) To
	June 30, 2012	June 30, 2011	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:

Net (loss)	$ (30,781)	$ (49,636)	$ (286,573)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Stock based compensation	-	17,193	111,515
Amortization of website	500	500	2,500
Changes in operating assets and liabilities:
Accounts receivable	-	-	-
Prepaid expenses	-	6,258	4,735
Inventories	41	-	(3,104)
Accounts payable	12,182	(2,502)	41,838
Accrued expenses	4,281	678	8,184
Net cash (used) in operating activities	(13,777)	(27,509)	(120,905)

Cash flows from investing activities:

Acquisition of intangible assets	-	(1,500)	(4,500)
Net cash (used) in investing activities	-	(1,500)	(4,500)

Cash flows from financing activities:
Cash received from issuance of common stock	-	23,750	110,000
Cash paid for stock issuance costs	-	-	(3,357)
Cash received from note payable - related party	19,000	-	25,000
Net cash provided by financing activities	19,000	23,750	131,643

Net increase(decrease)in cash and cash equivalents	5,223	(5,259)	6,238
Cash and cash equivalents at beginning of year	1,015	12,133	-
			-
Cash and cash equivalents at end of period	$ 6,238	$ 6,873	$ 6,238

Supplemental disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

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

NOTE 2. GOING CONCERN

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $30,781 and $49,636 for the six months ended June 30, 2012 and 2011, respectively. Additionally our cumulative losses were $286,573 through June 30, 2012. Our revenues are minimal. In addition, during the six months ended June 30, 2012 and 2011 we used cash of $13,777 and $27,509, respectively, in our operating activities. Since our inception, we have been substantially dependent upon funds raised through the sale of common stock. We will need to obtain additional financing to implement our business plan. We may not be successful unless we can successfully market our products and generate revenue sufficient to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. Since inception through June 30, 2012 we raised $110,000 from the sale of common stock. We cannot give any assurances regarding the success of our current operations or our ability to raise adequate

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 2. GOING CONCERN CONTINUED

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

Earnings (Loss) Per Share - The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive. The Company has no potentially dilutive securities at June 30, 2012 and June 30, 2011.

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

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Fair Value of Financial Instruments Continued:

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

Recent accounting pronouncements - In May 2011, the FASB issued an update that amends the guidance provided in ASC Topic 820, Fair Value Measurement, by clarifying some existing concepts, eliminating

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changing some principles to achieve convergence between GAAP and IFRS. The update results in a consistent definition of fair value, establishes common requirements for the measurement of and disclosure about fair value between GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update became effective in the first quarter of fiscal 2012. We did not have a material impact on our consolidated financial statements from this adoption of this update.

NOTE 4. INTANGIBLE ASSETS

The Company’s intangible assets as of June 30, 2012 and June 30, 2011 are as follows:

	June 30, 2012	June 30, 2011
	(unaudited)	(unaudited)
Website development	$ 4,500	$ 4,500
Accumulated amortization	(2,500)	(1,500)
Website, net	$ 2,000	$ 3,000

Unamortized intangible assets:

Estimated Amortization Expense:
	June 30, 2012
	(unaudited)

For the six months ended December 31, 2012	500
For the year ended December 31, 2013	1,500
	$ 2,000

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 5. NOTE PAYABLE

In November 2011 we took out a short term note from a fund for $6,000. In March of 2012 we took out another $1,000 short term note from the same fund. In April of 2012 the previous notes along with a new note for $18,000 were combined into one note totaling $25,000 with a one year term. That fund is managed by our CEO Sean Lyons. Terms of the note were twelve percent per annum for one year with a default clause of an additional $3,000 added to principal. The note is secured by inventory and domains owned by the Company.

NOTE 6. ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the three months ended June 30, 2012 and 2011, were $55 and $355, respectively.

NOTE 7. EQUITY TRANSACTIONS

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

NOTE 9. RELATED PARTIES

On December 10, 2009, a shareholder, who purchased 1,100,000 shares of our common stock valued at $0.01 per share, is currently a supplier of merchandise, Snazzy Buys owned by Marylyn Phillips, wife of Dale Phillips of Total CFO. Our operations are limited and have achieved limited operational status to date. At June 30, 2011 and dating back to November 23, 2009 (inception) we had purchases from this supplier totaling $3,620.

During the period ending June 30, 2011 the Company extended a share based compensation agreement with a related party (See Note 10).

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 9. RELATED PARTIES CONTINUED

On November 23, 2009, we entered into an agreement with Total CFO, LLC under which Total CFO, LLC agreed to provide us with tax preparation services and general bookkeeping services for a 12 month term.  The agreement can be terminated by either party upon 30 days notice.  In exchange for the services rendered under the agreement, we issued Total CFO, LLC 50,000 shares of our restricted common stock.  These services were valued at $12,500 based on a price of $0.25 per share.  Natalie Collins, who owns fifty percent (50%) of Total CFO, LLC, owns 600,000 shares of the Company’s common stock.  These shares were acquired in our 2009 common stock offering at a price of $0.01 per share, for an aggregate purchase price of $6,000.  Dale Phillips owns the remaining 50% and is her father. The Company also has agreed to issue Total CFO, LLC an additional 50,000 shares of its common stock in exchange for tax preparation services and general book keeping services for 2011. The agreement with Total CFO was not renewed for the 2012 year.

We utilize space leased by a non-affiliated entity of our President on a rent free basis. If our business expands, we will likely need to lease office and/or warehouse space.

NOTE 10. SHARE- BASED COMPENSATION

Share-based payment awards of 75,000 shares of our common stock were granted to non-employee service providers during the year ended December 31, 2011.

The Company’s Board of Directors and Officers were also compensated with shares for services provided (See Note 9). Two shareholders are members of an accounting services organization that provided services to the Company and are related to the shareholder who provides merchandise to the Company (See Note 7).

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

NOTE 11.    Directors’ compensation

On July 9, 2010 the company elected three Board of Directors to serve one year term. The individuals are Sean Lyons, Jesus Diaz, and Ryan Ford. Mr. Ford will receive 30,000 shares a year for his services which will vest quarterly and will be awarded at end of the calendar year 2011. Mr. Diaz was also added as CFO and will receive 50,000 shares a year for his services as a board member and CFO. His shares will vest quarterly and be awarded at end of the calendar year 2011. Mr. Lyons will receive

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 11.    Directors’ compensation CONTINUED

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
  our ability to attract the qualified personnel to implement our growth strategies;
  our ability to develop sales and marketing capabilities;
  the accuracy of our estimates and projections;
  our ability to fund our short-term and long-term financing needs;
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

Background

We are an online retailer of discount sunglasses and watches incorporated under the laws of Florida on November 23, 2009.  We are a development stage company and have recently commenced our business operations.  From our inception on November 23, 2009 through June 30, 2012, we incurred a cumulative loss of ($286,573) and have only generated limited revenues from our business operations. We offer and sell high quality, name brand sunglasses and watches to our customers through our wholly-owned subsidiary, Daily Shades, Inc. The high quality, name brand sunglasses are offered at discounts of up to 70% of the manufacturer’s suggested retail price and are offered and sold through our website at , and the high quality, name brand watches are offered at discounts of up to 75% of the manufacturer’s suggested retail price and are offered and sold through our website at www.dailychrono.com. We intend to continue offering our products only through our websites.  We currently offer a different pair of sunglasses and a different watch each day to our customers through our websites.  We generally offer our sunglasses and watches for a limited period of time and present the offer as a “daily deal” on our websites.  Each day our quantities vary, so our customers do not know how many pairs of sunglasses or watches we will have of a particular model.  We have also added “bargain bins” that consist of single models, old models and slightly damaged models.

Plan of Operation

We are a development-stage company, which currently sells discount sunglasses and watches and which seeks to expand its business model to include the sale of other products. During our development stage, we have and are devoting substantially all of our efforts to marketing and advertising through the use of different medias. We are also engaged in developing our business infrastructure and we are seeking capital to support the further development and deployment of our internet sales platform. As of the date of this report, our activities have been limited to various organizational matters, limited operations, and the development of our business plan.

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

Our website sales platform is currently generating limited revenues. From inception (November 23, 2009) through June 30, 2012, we generated $6,646 in revenues from our operations. We anticipate that our marketing efforts will increase the traffic to our websites, dailyshades.com and dailychrono.com, which will result in an increase in revenues. Our revenues are primarily derived from the sale of products over our websites. We also have one advertising space on each of our websites, dailyshades.com and dailychrono.com, in which we offer a “banner” style advertisement. That advertising space generates limited revenue for us. In the future, we plan to expand that opportunity and to allow additional advertising space on our main websites and on our additional websites. Our additional daily deal domains, which include dailyflops.com, dailylids.com, dailytote.com and dailysneaks.com, have “splash pages” with advertisements on them and a link back to our websites, dailyshades.com and dailychrono.com. A “splash page” is a simple one page website that requires minimal development output and expenditures but that will allow us additional exposure on the internet.

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

Advertising, social media, and search engine optimization (“SEO”) services. In order for our business model to be successful, we must acquire, convert and retain customers. In order to acquire customers, we must increase the traffic to our website. As such, our highest priority will be to increase our marketing/advertising expenses. We utilize various channels to market our products, including click-through based advertising on shopping comparison engines, targeted e-mails, display and banner advertisements on high-traffic portals, social networking via major social media sites, and onsite promotions on our websites. If we are able to obtain the necessary capital, we intend to increase the ads we purchase from internet search engine providers like Google and Yahoo!. While we believe that repetitive ads on the internet are a highly effective marketing tool, the costs associated with these advertisements are high. Using Google Ad Words, we can create advertisements and choose keywords, which are words or phrases related to our business. When people search on Google using one of our keywords, our ad may appear next to the search results. This allows us to advertise to an audience that is already interested in the products we provide. Using this form of advertising, we can establish spending limits and we are generally only charged if someone clicks our ad, not just when our ad is displayed. At the development stage that we are in, we do not have adequate resources to devote a substantial amount to internet advertising. When substantial funds are raised we anticipate spending approximately thirty percent (30%) of our funds on this type of advertising. This will consist primarily of increased advertising with Adwords on Google, Facebook Ads/Contest, and subscriber list contest/promotions from our website. Our social media followers have vastly expanded over the last several quarters along with subscribers to our website.

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

Acquisition of inventory. With the expansion of our marketing campaign, we anticipate an increase in our sales. As such, additional inventory channels would need to be found. While our current business model does not require that we maintain high inventory levels, as our business grows, we may need to acquire and hold inventory. Many wholesalers require that we place certain minimum orders for inventory, which we are currently unable to do because the minimum orders exceed our current budget. If our inventory demands reach a certain level, we might need to find warehouse space. The determination of size and cost at this point would be unknown. However, we do not believe we will require warehouse space until the second or third quarter of 2012, at the earliest. As of June 30, 2012, we currently retain very minimal inventory of approximately $3,104.

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

General working capital needs. If we are successful in establishing our sunglass segment, we will likely rollout additional “daily deal” sites for other clothing accessories such as hats shoes and other similar items.  We have acquired the website domain names of , , , , and . We launched our website dailychrono.com, a website devoted to watches, in the third quarter of 2011. Other than the launch of dailychrono.com, we do not anticipate expanding our business until the fourth quarter of 2012. As we expand, we will focus on those markets that we believe have the greatest sales potential and the least competition. The advertising/marketing campaign for these new segments would be substantially similar to those used for our sunglasses segment.

As our business grows, we also will need to hire additional employees. We currently only have two employees, Sean Lyons, who is our Principal Executive Officer, and Jesus Diaz, our Principal Accounting Officer. If our sales increase, we will need to hire additional people to accommodate that increase. However, that was not anticipated to happen until the fourth quarter of 2011, but now due to capital restraints and limited sales will be delayed until at least early 2013. We believe our initial personnel needs will be in website maintenance, sales/customer service and a general operations manager.

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $30,781 during the six months ended June 30, 2012 and $286,573 from inception (November 23, 2009) through June 30, 2012. In addition, we used cash of $13,777 in support of our operating activities during the six months ended June 30, 2012. As of June 30, 2012, we had cash on hand of $6,238 and a working capital deficit of $(65,680). A substantial portion of our working capital is used for accounts payable which is related to professional services consisting mostly of legal and accounting. Since our inception, we have been substantially dependent upon funds raised through the sales of our stock in private placements to sustain our operating activities. Our operating plan will require substantially all available liquid resources and additional financing sources, which we may not be able to achieve, to continue our business operations. These conditions raise substantial doubt about our ability to continue as a going.

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

Cash balances amounted to $6,238 as of June 30, 2012 compared to $6,873 at June 30, 2011. We have a working capital deficit of $65,680 as of June 30, 2012 and we had a working capital deficit of $10,595 at June 30, 2011. Our working capital deficit increased as a result of our net loss during the year ended December 31, 2011 and the six months ended June 30, 2012.

Cash Flow from Operating Activities – We used cash of $13,777 in our operating activities during the six months ended June 30, 2012 and $27,509 during the six months ended June 30, 2011.

We recorded a net loss of $30,781 and $49,636 during the six months ended June 30, 2012 and 2011.

Our cash from operating activities also includes cash flow provided by changes in our operating assets and liabilities of $16,504 for the six months ended June 30, 2012 compared to cash flow provided by change in our operating assets and liabilities of $4,434 for the six months ended June 30, 2011.

Our inventory was $3,104 at June 30, 2012 compared to $2,961 at June 30, 2011. We made inventory purchases to take advantage of favorable pricing for these purchases.

Accounts payable and accrued expenses were $50,022 at June 30, 2012, an increase of $45,584 from $4,438 at June 30, 2011. This use of funds is due to the timing of payments for services accrued at December 31, 2011.

Cash Flow from Investing Activities – We used $0 cash and $1,500 in our investing activities during the three months ended June 30, 2012 and 2011.

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

Results of Operations

Three Months Ended June 30, 2012 and 2011

Revenues – We derive our revenues from the sale of tangible products primarily sunglasses. Our consolidated product sales of sunglasses and watches were $669 and $355 for the three months ended June 30, 2012 and 2011. Our revenues are limited and will continue to be limited until we can fully implement our business plan.

Cost of Product Sales – Our cost of product sales were $327 and $243 for the three months ended June 30, 2012 and 2011. Our cost of product sales is a direct result of our sales activity. Costs of products sold included unexpected emergency shipping costs and product pricing costs.

Selling General and Administrative Expenses – Operating expenses consist of advertising expense, accounting and professional expenses, compensation costs and general, amortization and administrative expenses. Our analysis of the material components of changes in operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense were $55 and $355 for the three months ended June 30, 2012 and 2011. Due to limited operating activity our advertising expense is set at minimum levels. Much of our advertising is done by management through social media sites such as Facebook and sites that offer small advertising campaigns for minimal cost.

Accounting and Professional Expense – Accounting and consulting professional expenses (including expenses associated with our filings with the regulatory agencies) were $22,985 and $17,478 for the three months ended June 30, 2012 and 2011. This increase resulted from additional filling fees such as XBRL tagging. These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Compensation Costs – Compensation related costs consist of salaries and payroll taxes. These costs were $1,664 and $9,976 for the three months ended June 30, 2012 and 2011. This reduction occurred due to officers and directors freezing stock compensation until further notice. Our compensation costs are for our Principal Executive Officer and Chief Financial Officer.

Amortization – Our amortization of intangible assets was $250 and $250 for the three months ended June 30, 2012 and 2011. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $1,123 and $116 for the three months ended June 30, 2012 and 2011. These costs reflect normal operating expenses and other administrative expenses, including, without limitation, travel and entertainment expenses.

Net Loss – We have reported net loss of $25,735 and $28,063 during the three months ended June 30, 2012 and 2011. This net loss is a result of the items discussed in the preceding discussion.

Six Months Ended June 30, 2012 and 2011

Revenues – We derive our revenues from the sale of tangible products primarily sunglasses. Our consolidated product sales of sunglasses were $1,440 and $1,050 for the six months ended June 30, 2012 and 2011. Our revenues are limited and will continue to be limited until we can fully implement our business plan.

Cost of Product Sales – Our cost of product sales were $589 and $684 for the six months ended June 30, 2012 and 2011. Our cost of product sales is a direct result of our sales activity. Costs of products sold included unexpected emergency shipping costs and product pricing costs.

Selling General and Administrative Expenses – Operating expenses consist of advertising expense, accounting and professional expenses, compensation costs and general, amortization and administrative expenses. Our analysis of the material components of changes in operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense were $150 and $472 for the six months ended June 30, 2012 and 2011. Due to limited operating activity our advertising expense is set at minimum levels. Much of our advertising is done by management through social media sites such as Facebook.

Accounting and Professional Expense – Accounting and consulting professional expenses (including expenses associated with our filings with the regulatory agencies) were $25,993 and $29,053 for the six months ended June 30, 2012 and 2011. These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Compensation Costs – Compensation related costs consist of salaries and payroll taxes. These costs were $3,328 and $19,706 for the six months ended June 30, 2012 and 2011. Our compensation costs are for our Principal Executive Officer and Chief Financial Officer . Of this amount, stock compensation in the amount of $16,246 was given to (1) a Director and (2) our Chief Financial Officer/Director. This reduction occurred due to officers and directors freezing stock compensation until further notice.

Amortization – Our amortization of intangible assets was $500 and $500 for the six months ended June 30, 2012 and 2011. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $1,661 and $271 for the six months ended June 30, 2012 and 2011. These costs reflect normal operating expenses and other administrative expenses, including, without limitation, travel and entertainment expenses.

Net Loss – We have reported net loss of $30,781 and $49,636 during the six months ended June 30, 2012 and 2011. This net loss is a result of the items discussed in the preceding discussion.

We have experienced a recent increase in our professional costs primarily because of professional accounting and legal fees incurred in connection with the preparation and filing of our registration statement on Form S-1, along with subsequent events tied to the S-1. However, our administrative and overall general costs will continue to remain high due to our periodic filing requirements. Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934. This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as the other filing requirements found in that Act. Additionally, new cost and work will be generated now to fulfill the XBRL formatting requirements for all future filings. We will also incur additional expenses associated with the services provided by our transfer agent. In addition, to the work we are presently doing, we will need to focus our time and energy to complying with the Exchange Act. This will detract from our ability and efforts to expand our business model and future product and service offerings.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our financial statements for the period ended June 30, 2012 and June 30, 2011. On an on-going basis, we evaluate our estimates, including those related to deferred tax assets and valuation allowance, impairment of long-lived assets and fair value of our financial instruments and equity instruments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Earnings (Loss) Per Share - The Company uses the guidance set forth under FASB Topic Accounting Standards Codification 260 (Earnings Per Share) for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive. The Company has no potentially dilutive securities for the period ended June 30, 2012 and June 30, 2011.

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

 Recent Accounting Pronouncements

Recent accounting pronouncements - In May 2011, the FASB issued an update that amends the guidance provided in ASC Topic 820, Fair Value Measurement, by clarifying some existing concepts, eliminating wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changing some principles to achieve convergence between GAAP and IFRS. The update results in a consistent definition of fair value, establishes common requirements for the measurement of and disclosure about fair value between GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update became effective in the first quarter of fiscal 2012. We did not have a material impact on our consolidated financial statements from this adoption of this update

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012. This evaluation was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms.  In addition, the evaluation’s goal was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of June 30, 2012, our disclosure controls and procedures were not effective:

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

Item 3. Defaults Upon Senior Securities - None.

Item 4. Other Information – None.

Item 6. Exhibits

Exhibit No.	Description
3.01*	Articles of Incorporation of Shades Holdings, Inc.
3.02*	Bylaws of Shades Holdings, Inc.
10.01**	Final Note.
31.01**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2012.
31.02**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2012.
32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2012.
32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2012.

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

By: /s/ Sean M. Lyons

Sean M. Lyons, Principal Executive Officer

By: /s/ Jesus Diaz

Jesus Diaz, Principal Financial Officer and Principal Accounting Officer

Dated: August 14, 2012

EXHIBIT 31.01

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Sean M. Lyons, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Shades Holdings, Inc.;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)	The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted account principles;

(c)	Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

(5)	The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

August 14, 2012 /s/ Sean M. Lyons

Sean M. Lyons

Principal Executive Officer

EXHIBIT 31.02

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Jesus Diaz, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Shades Holdings, Inc.;

(2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)	The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted account principles;

(c)	Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

(5)	The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

August 14, 2012 /s/ Jesus Diaz

Jesus Diaz

Principal Financial Officer and Principal Accounting Officer

EXHIBIT 32.01

SHADES HOLDINGS, INC.

CERTIFICATION PURSUANT TO RULE 13a-14(b) OR RULE 15d-14(b) OF THE

SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report on Form 10-Q for the quarter ended June 30, 2012of Shades Holdings, Inc. (the “Company”), as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sean M. Lyons, Principal Executive Officer of the Company, certify pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Sean M. Lyons

Sean M. Lyons

Principal Executive Officer

August 14, 2012

EXHIBIT 32.02

SHADES HOLDINGS, INC.

CERTIFICATION PURSUANT TO RULE 13a-14(b) OR RULE 15d-14(b) OF THE

SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report on Form 10-Q for the quarter ended June 30, 2012of Shades Holdings, Inc. (the “Company”), as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jesus Diaz, Principal Financial Officer of the Company, certify pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jesus Diaz

Jesus Diaz

Principal Financial Officer and Principal Accounting Officer

August 14, 2012