Form 10-Q/A
period 2012-08-16
SHADES HOLDINGS, INC.
filed 2012-08-16
CIK 1488366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanation of Amendment No. 1

Shades Holdings, Inc. (“the Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on 10-Q for the fiscal Quarter ending June 30, 2012 that was originally filed with the United States Securities and Exchange Commission (“SEC”) on August 14, 2012. This amendment is filed to correct the cover page of the Form 10-Q.

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

Dated: August 16, 2012

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

August 16, 2012 /s/ Sean M. Lyons

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

August 16, 2012 /s/ Jesus Diaz

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

August 16, 2012

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

August 16, 2012