Form 10-Q
period 2012-09-30
SHADES HOLDINGS, INC.
filed 2013-09-06
CIK 1488366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-54156

Shades Holdings, Inc.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	27-1368114 (I.R.S. Employer Identification No.)

2875 NE 191 Street, Suite 511 Aventura, FL (Address of principal executive offices)	33810 (Zip Code)

Registrant’s telephone number, including area code (813) 454-0130

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Applicable only to corporate issuers:

As of September 6, 2013, there were 43,351,999 shares of common stock, par value $0.0001, issued and outstanding.

SHADES HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Shades Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	September 30, 2012	December 31, 2011
Current assets:	(unaudited)
Cash	$328	$1,015
Inventory	3,104	3,145
Total current assets	3,432	4,160
Acquisition costs	155,000	—
Websites-net	1,750	2,500
Total assets	$160,182	$6,660

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT

Current liabilities:
Accounts payable	$43,112	$29,656
Accrued expenses	952	3,903
Note payable- related party	46,691	6,000
Note payable	32,635	—
Total current liabilities	123,390	39,559

Stockholders' (equity):
Preferred stock, $0.01 par value;
10,000,000 shares authorized, none issued or outstanding	—	—

Common stock, $0.0001 par value:
100,000,000 shares authorized; 43,351,999 and 23,777,000 shares
issued and outstanding, respectively	4,335	2,377
Additional paid in capital	414,598	220,516
Deficit accumulated during development stage	(382,141)	(255,792)
Total stockholders' (equity)	36,792	(32,899)

Total liabilities and stockholders' (equity)	$160,182	$6,660

See Notes to Consolidated Financial Statements

Shades Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	For The Three Months Ended September 30, 2012	For The Three Months Ended September 30, 2011	For The Nine Months Ended September 30, 2012	For The Nine Months Ended September 30, 2011	For The Period From November 23, 2009 (Date of Inception) To September 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$142	$704	$1,583	$1,755	$6,788
Cost of goods sold	19	335	608	1,020	3,792
Gross profit	123	369	975	735	2,996

Accounting and professional expense	83,679	9,337	109,672	38,391	329,349
Interest expense	1,826	—	1,826	—	1,826
Compensation expense	9,454	9,837	12,783	29,543	46,554
Other general and administrative	462	60	2,123	330	3,880
Advertising	20	50	170	521	778
Amortization	250	250	750	750	2,750
Total selling, general and administrative	95,691	19,534	127,324	69,535	385,137

Net (loss)	$(95,568)	$(19,165)	$(126,349)	$(68,800)	$(382,141)
Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
basic and diluted	28,129,500	23,777,000	25,227,833	23,777,000

See Notes to Consolidated Financial Statement

Shades Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional	Common	During
	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Development Stage	Total

Balance, Nov 23, 2009 (Inception):
Issuance of common stock to founder and president valued at $0.0001 per share	—	$—	20,000,000	$2,000	$—	$—	$—	$2,000
Issuance shares of common stock for services for $0.25 per share	—	—	310,000	31	77,469	—	—	77,500
Issuance shares of common stock for cash at $0.01 per share, net	—	—	3,000,000	300	26,343	—	—	26,643
Net loss for December 31, 2009	—	—	—	—	—	—	(4,015)	(4,015)

Balance at December 31, 2009	—	—	23,310,000	2,331	103,812	—	(4,015)	102,128
Issuance shares of common stock for cash at $0.25 per share through private placement	—	—	217,000	22	54,228	—	—	54,250
Common stock payable for services for $0.25 per share	—	—	—	—	—	37,803	—	37,803
Net loss for December 31, 2010	—	—	—	—	—	—	(171,893)	(171,893)
Balance at December 31, 2010	—	—	23,527,000	2,353	158,040	37,803	(175,908)	22,288
Issuance of common stock for services for $0.25 per share	—	—	155,000	15	38,735	(38,750)	—	—
Issuance shares of common stock for cash at $0.25 per share through S1	—	—	95,000	9	23,741	—	—	23,750
Common stock payable for services for $0.25 per share	—	—	—	—	—	25,316	—	25,316
Forgiveness of Common Stock Payable for service	—	—	—	—	—	(24,369)	—	(24,369)
Net loss for December 31, 2011	—	—	—	—	—	—	(79,884)	(79,884)
Balance at December 31, 2011	—	—	23,777,000	2,377	220,516	—	(255,792)	(32,899)
Net loss for March 31, 2012	—	—	—	—	—	—	(5,046)	(5,046)
Balance as of March 31, 2012(unaudited)	—	—	23,777,000	2,377	220,516	—	(260,838)	(37,945)
Net loss for June 30, 2012	—	—	—	—	—	—	(25,735)	(25,735)
Balance as of June 30, 2012(unaudited)	—	—	23,777,000	2,377	220,516	—	(286,573)	(63,680)
Common stock retired	—	—	(19,600,000)	(1,960)	—			—
Unwind of Suncoast Transaction	—	—	19,600,000	1,960				—
Issuance of common stock for services for $0..01 per share	—	—	3,999,999	400	39,599		—	39,999
Issuance of common stock for stock purchase agreement			75,000	8	1,033		—	1,041
Issuance of common stock for share exchange agreement			15,500,000	1,550	153,450		—	155,000
Net loss for September 30, 2012	—	—	—	—	—	—	(95,568)	(95,568)
Balance as of September 30, 2012(unaudited)	—	$—	43,351,999	4,335	$414,598	—	$(382,141)	$36,792

 See Notes to Consolidated Financial Statement

Shades Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			For The Period From
	For The Nine Month	For The Nine Month	November 23, 2009
	Period Ended	Period Ended	( Inception) To
	September 30, 2012	September 30, 2011	September 30, 2012
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:

Net (loss)	$(126,349)	$(68,800)	$(382,141)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Stock based compensation	41,040	25,314	152,555
Amortization of website	750	750	2,750
Changes in operating assets and liabilities:
Prepaid expenses	—	9,387	4,735
Inventories	41	(240)	(3,104)
Accounts payable	13,456	(968)	43,112
Accrued expenses	(2,951)	1,622	952
Net cash (used) in operating activities	(74,013)	(32,935)	(181,141)

Cash flows from investing activities:

Acquisition of intangible assets	—	(1,500)	(4,500)
Net cash (used) in investing activities	—	(1,500)	(4,500)

Cash flows from financing activities:
Cash received from issuance of common stock	—	23,750	110,000
Cash paid for stock issuance costs	—	—	(3,357)
Cash recived from note payable	32,635		32,635
Cash received from note payable - related party	40,691	—	46,691
Net cash provided by financing activities	73,326	23,750	185,969

Net increase(decrease) in cash and cash equivalents	(687)	(10,685)	328
Cash and cash equivalents at beginning of year	1,015	12,133	—
			—
Cash and cash equivalents at end of period	$328	$1,447	$328

Supplemental disclosures:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

Supplemental disclosures on non cash investing
Acqusistion cost	$155,000	$—	$155,000

See Notes to Consolidated Financial Statements

Shades Holdings Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The Company – Shades Holdings Inc. (the “Company”) was organized in Florida on November 23, 2009. The Company is in the development stage.

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

The Summary of Significant Accounting Policies (Note 3) is presented to assist in understanding the financial statements. The financial statements and notes are based on representations from the Company’s management, which are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

References to accounting principles generally accepted in the Unites States of America are to those standards promulgated and described in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board.

NOTE 2. GOING CONCERN

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $126,349 and $68,800 for the nine months ended September 30, 2012 and 2011, respectively. Additionally our cumulative losses were $382,141 through September 30, 2012. Our revenues are minimal. In addition, during the nine months ended September 30, 2012 and 2011 we used cash of $74,013 and $32,935, respectively, in our operating activities. Since our inception, we have been substantially dependent upon funds raised through the sale of common stock. We will need to obtain additional financing to implement our business plan. We may not be successful unless we can successfully market our products and generate revenue sufficient to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. Since inception through September 30, 2012 we raised $110,000 from the sale of common stock. We cannot give any assurances regarding the success of our current operations or our ability to raise adequate

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 2. GOING CONCERN (CONTINUED)

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

Principles of Consolidation – Our consolidated financial statements include the accounts of Shades Holding Inc. and its former wholly owned subsidiary, Daily Shades Inc. All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

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

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories – Inventories consist of properties that are in transition to be sold either through auction or typical real estate transactions.

Intangible assets – The Websites are recorded at cost and have a finite life. The Websites are amortized over the estimated periods of benefit of three years.

Earnings (Loss) Per Share - The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive. The Company has no potentially dilutive securities at September 30, 2012 and September 30, 2011.

Fair Value of Financial Instruments Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. We believe that the carrying amounts of the financial instruments approximate their respective current fair values due to their relatively short maturities.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For share-based payment transactions with parties other than employees, we apply ASC 505-50 Equity Based Payments to Non-Employees. These non-employee services are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measureable. The measurement date for valuing share-based payments made to non-employees is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete. Share-based payments to non-employees are recorded at fair value on the measurement date and reflected in expense over the requisite service period

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements - In May 2011, the FASB issued an update that amends the guidance provided in ASC Topic 820, Fair Value Measurement, by clarifying some existing concepts, eliminating wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changing some principles to achieve convergence between GAAP and IFRS. The update results in a consistent definition of fair value, establishes common requirements for the measurement of and disclosure about fair value between GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update became effective in the first quarter of fiscal 2012. We did not have a material impact on our consolidated financial statements from this adoption of this update.

NOTE 4. INTANGIBLE ASSETS

The Company’s intangible assets are comprised of the following:

	September 30, 2012	December 31, 2011
	(unaudited)	(unaudited)
Website development	$4,500	$4,500
Accumulated amortization	(2,750)	(2,000)
Website, net	$1,750	$2,500

Amortization expense amounted to $750 for the nine months ended September 30, 2012 and 2011 respectively.

Amortization expense amounted to $750 for the nine months ended September 30, 2012 and 2011 respectively.

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 5. NOTE PAYABLE

On September 11, 2012, the Company issued a 8% note in the principal amount of $32,500 to Asher Enterprises, Inc., an investment fund. The Note is convertible into common stock at a discount to the market price of the common stock. The note was secured with 565,000 shares of common stock reserved. On June 24, 2013 the note issued the investment fund was paid in full and the shares were released from reserve.

NOTE 6. ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the three months ended September, 2012 and 2011, were $20 and $50, respectively.

NOTE 7. COMPENSATION AGREEMENTS

Employment Compensation — We have not entered into an employment agreement or non-competition agreement with our President. On July 1, 2012, our Chief Executive Officer, Sean Lyons, forgave all his accrued compensation to date totaling $6,500.

NOTE 8. RELATED PARTIES

In November 2011 we issued a short term promissory note to a fund for $6,000 which is managed by Sean Lyons. In March of 2012 we issued an additional $1,000 short term promissory note to the same fund. In April of 2012 the previous notes along with a new note for $18,000 were combined into one note totaling $25,000 with a one year term. The notes accrued interest at twelve percent per annum for one year with a default clause of an additional $3,000 added to principal. The note is secured by inventory and domains owned by the Company.

The Company issued an 8% promissory note to two related parties which were stockholders of company in the principal amount of $10,000 each, which are convertible into common stock at a discount to the market price of the common stock.

We utilize space leased by a non-affiliated entity of our former President on a rent free basis. If our business expands, we will likely need to lease office and/or warehouse space.

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 9. SHARE- BASED COMPENSATION

The Company issued 75,000 shares of our common stock to non-employees for services provided during the year ended December 31, 2011.

The Company’s Board of Directors and Officers were also compensated with common stock for services provided. Two of the shareholders own Total CFO, LLC an organization that provides accounting services to the Company.

The Company entered into a consulting agreement on September 11, 2012 with each of Vince Vellardita, Apogee Financial, Investments, Inc. and Total CFO LLC (the “Consultants”), pursuant to which the Consultants agreed to provide certain consulting services to the Company for a period of twelve months. In consideration for their services, the Company issued to Vince Vellardita and his designees 1,333,333 shares of the Company’s common stock and to each of Apogee Financial Investments, Inc. and Total CFO LLC, 666,666 shares of the Company’s common stock.

The Company issued 1,333,334 shares of common stock on September 11, 2012 to a law firm pursuant to the terms of a retainer agreement in consideration for legal fees to be rendered to the Company.

On September 9, 2012, the Company entered into a consulting agreement with RedChip Companies, Inc. (“Redchip”), pursuant to which RedChip was to provide certain services for a period of six months to the Company for a period of twelve months. The Company iissued Redchip 275,000 shares of common stock.

As previously reported, on September 7, 2012, the Company entered into a Share Exchange Agreement with Suncoast Real Estate Owned Holdings, Inc., (“Suncoast”), and the shareholder of Suncoast (the “Suncoast Shareholder”), pursuant to which the Suncoast Shareholder agreed to transfer all of the issued and outstanding capital stock of Suncoast (the “Suncoast Shares”) to the Company in exchange for 15,500,000 shares of common stock of the Company (the “Suncoast Exchange Shares”). The parties contemplated that such exchange would result in Suncoast becoming a wholly-owned subsidiary of the Company and the Shareholder acquiring a controlling interest in the Company (the “Suncoast Exchange Transaction”). On September 6, 2012 Ryan Ford and Jesus Diaz both resigned as Directors of Shades Holdings Inc. Mr. Diaz also resigned as CFO at this time.

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 10. SUBSEQUENT EVENTS

As further described in the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2013 that on November 27, 2012, the Company entered into an agreement with the Suncoast Shareholder, effective as of September 11, 2012 (the “Suncoast Effective Time”), pursuant to which the parties agreed that the Suncoast Shareholder failed to relinquish control of Suncoast to the Company and that the Suncoast Exchange Transaction was never effectively consummated. Accordingly, the Suncoast Shareholder returned the Suncoast Exchange Shares to the Company on November 27, 2012 and the parties agreed that the Suncoast Shares have remained under the ownership of the Suncoast Shareholder since the Suncoast Effective Time.

On June 18, 2013, the Company entered into and closed a securities purchase agreement with an accredited investor (the “Investor”), pursuant to which the Company issued to the Investor a promissory note in the principal amount of $200,000 (the “Note”), and five-year warrants to purchase an aggregate of 1,100,000 shares of common stock with an exercise price of $0.01. Repayment of the Note is due June 18, 2014 and bears an interest at the rate of 8% per year, which is payable upon maturity of the note.

On June 19, 2013, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Shades of Fragrances, Inc. (“SOF”) and Omniscent Corp. (“OMNI”) (the sole shareholder of SOF). Pursuant to the Share Exchange Agreement, which closed on June 21, 2013, the Company issued 24,000,000 shares of common stock to OMNI, resulting in a change in control of the Company, in exchange for 1,000,000 shares of common stock of SOF, representing 100% of the issued and outstanding capital stock of SOF, and SOF thus became a wholly-owned subsidiary of the Company.

 SOF is a Florida corporation formed May 14, 2013, which now owns the federal registered trademark (Registration No. 277316) “Phantom” for perfumes and fragrances.

In connection with the Share Exchange Agreement, on June 19, 2013, Sean Lyons resigned as officer of the Company and Lucien Lallouz (the President and owner of SOF.) was appointed Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and President of the Company.

Shades Holdings, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 10. SUBSEQUENT EVENTS (CONTINUED)

In connection with the Share Exchange Agreement, on June 19, 2013, the Company issued a convertible promissory note (the “Convertible Note”), in the principal amount of $100,000, to various parties. The Convertible Note is convertible into shares of the Company’s common stock at a variable conversion price equal to 80% of the closing price of the common stock for the trading day preceding the conversion date. Repayment of the Convertible Note is due in monthly installments, each in the amount of 10% of the principal amount, commencing June 19, 2014.

On June 19, 2013 a stock purchase agreement was executed with Sean Lyons purchasing 100% interest in Daily Shades Inc. a subsidiary of Shades Holdings Inc. in consideration of 19,600,000 shares of common stock in Shades Holdings Inc.

On July 8, 2013 Mr. Lucien Lallouz was elected to the Company's Board of Directors.

On July 12, 2013 the Company issued 100,000 shares of the Company's common stock for services previously rendered to Bush Ross, P.A.

On July 12, 2013, the Company entered into Consulting Agreements with each of Sean Lyons, R D Diamond Consulting Group, Inc. and CTP Advisors (the “Consultant s”) pursuant to which the Consultants will provide consulting services to the Company, as described in their respective agreements, for a period of one year. In consideration for their services, Mr. Lyons received 614,666 shares of the Company's common stock and R D Diamond and CTP Advisors received 366,667 shares of the Company's common stock for services rendered.

The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On June 24, 2013, the Company paid $40,000 to Asher Enterprises, Inc. in full satisfaction of the convertible note issued on September 11, 2012 that was issued in the original amount of $32,500.

ITEM 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include, but are not limited to, international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Background

Shades Holdings, Inc. (“we”, the “Company”, or “Shades”) was incorporated under the laws of Florida on November 23, 2009.

We are a development-stage company, our wholly-owned subsidiary Shades of Fragrances, Inc. which we acquired on June 24, 2013 is a Florida corporation formed May 14, 2013, which owns the federal registered trademark (Registration No. 277316) “Phantom” for perfumes and fragrances. In connection with this acquisition the Company will become a luxury & lifestyle brand developer, through licensing agreements with emerging fashion designers and established celebrity brands, including our own proprietary trademarks in the fragrance and cosmetic industry. We are also engaged in developing our business infrastructure and we are seeking capital to support the further development of our licensing agreements. As of the date of this report, our activities have been limited to various organizational matters, limited operations, and the development of our business plan.

During our development stage, as discussed above, we will incur significant expenditures for organizational costs and marketing, arising both internally and externally. Our organizational costs have made up the majority of our expenses to date. These expenditures are entirely predicated on the success of our financing efforts discussed in Liquidity and Capital Resources, below. We have had to pay for most of our organizational costs with cash and currently anticipate that we will be required to pay for our marketing efforts with cash. However, to the extent that outside parties will entertain share-based payment arrangements, we will likely pursue negotiations on those lines. We have previously issued shares of our common stock as compensation to certain consultants and our legal service provider. We will seek stock-based compensation arrangements in the future.

As previously reported, on September 7, 2012, the Company entered into a Share Exchange Agreement with Suncoast Real Estate Owned Holdings, Inc., (“Suncoast”), and the shareholder of Suncoast (the “Suncoast Shareholder”), pursuant to which the Suncoast Shareholder agreed to transfer all of the issued and outstanding capital stock of Suncoast (the “Suncoast Shares”) to the Company in exchange for 15,500,000 shares of common stock of the Company (the “Suncoast Exchange Shares”). The parties contemplated that such exchange would result in Suncoast becoming a wholly-owned subsidiary of the Company and the Shareholder acquiring a controlling interest in the Company (the “Suncoast Exchange Transaction”).

On November 27, 2012, the Company entered into an agreement with the Suncoast Shareholder, effective as of September 11, 2012 (the “Suncoast Effective Time”), pursuant to which the parties agreed that the Suncoast Shareholder failed to relinquish control of Suncoast to the Company and that the Suncoast Exchange Transaction was never effectively consummated. Accordingly, the Suncoast Shareholder returned the Suncoast Exchange Shares to the Company on November 27, 2012 and the parties agreed that the Suncoast Shares have remained under the ownership of the Suncoast Shareholder since the Suncoast Effective Time.

New Business

As stated above, Shades of Fragrances, Inc. (“SOF”) is a fragrance branding company and a wholly owned subsidiary of the Company which owns the federal registered trademark (Registration No. 277316) “Phantom” for perfumes and fragrances.

In connection with the acquisition the Company will become a luxury & lifestyle brand developer, through licensing agreements with emerging fashion designers and established celebrity brands, including our own proprietary trademarks. SOF applies analytical tools and models, which have been proven successful, to identify and leverage the brand’s powerful characteristics. Additionally, on July 2, 2013 the Company appointed David H. Schwanz, formerly a Vice President of Sales at Elizabeth Arden, as President of Shades Of Fragrances, Inc., effective immediately. David’s primary focus will be building a sales team to lead the initiatives of the company.

The Company’s core business strategy philosophy is based on the three E’s of creating a profitable brand, “Engage, Establish, and Execute”. The core fundamental of SOF strategy is to provide individual attention to each of the company’s brands and products within these brands. This allows SOF to bring the highest quality product to the consumer and within the preference of the target market. With this Company philosophy, the Company encourages development and growth of new and existing brands, as well as maximizing profitability.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Revenues – We previously derived our revenues from the sale of tangible products primarily sunglasses. Our consolidated product sales of sunglasses were $142 and $704 for the three months ended September 30, 2012 and 2011 respectively.

Cost of Product Sales – Our cost of product sales were $19 and $335 for the three months ended September 30, 2012 and 2011 respectively . Our cost of product sales is a direct result of our sales activity. Costs of products sold included unexpected emergency shipping costs and product pricing costs.

Selling General and Administrative Expenses – Operating expenses consisted of advertising expense, accounting and professional expenses, compensation costs, amortization and general administrative expenses. Our analysis of the material components of changes in operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense were $20 and $50 for the three months ended September 30, 2012 and 2011 respectively. Due to limited operating activity our advertising expense was set at minimum levels. Much of our advertising was done by management through social media sites such as Facebook.

Accounting and Professional Expense – Accounting and consulting professional expenses (including expenses associated with our filings with the regulatory agencies) were $83,679 and $9,337 for the three months ended September 30, 2012 and 2011 respectively. These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Compensation Costs – Compensation related costs consist of salaries and payroll taxes. These costs were $9,454 and $9,837 for the three months ended September 30, 2012 and 2011 respectively. Our compensation costs are for our Chief Executive Officer. Our Chief Executive Officer Sean Lyons forgave his accrued salary.

Amortization – Our amortization of intangible assets was $250 and $250 for the three months ended September 30, 2012 and 2011. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $462 and $60 for the three months ended September 30, 2012 and 2011, respectively. These costs reflect normal operating expenses and other administrative expenses, including, without limitation, travel and entertainment expenses.

Net Loss – We have reported net loss of $95,568 and $19,165 during the three months ended September 30, 2012 and 2011 respectively. This net loss is a result of the items discussed in the preceding discussion.

Nine Months Ended September 30, 2012 and 2011

Revenues – We previously derived our revenues from the sale of tangible products primarily sunglasses. Our consolidated product sales of sunglasses were $1,583 and $1,755 for the nine months ended September 30, 2012 and 2011 respectively.

Cost of Product Sales – Our cost of product sales were $608 and $1,020 for the nine months ended September 30, 2012 and 2011 respectively. Our cost of product sales is a direct result of our sales activity. Costs of products sold included unexpected emergency shipping costs and product pricing costs.

Selling General and Administrative Expenses – Operating expenses consisted of advertising expense, accounting and professional expenses, compensation costs, amortization and general administrative expenses. Our analysis of the material components of changes in operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense were $170 and $521 for the nine months ended September 30, 2012 and 2011 respectively. Due to limited operating activity our advertising expense is set at minimum levels. Much of our advertising is done by management through social media sites such as Facebook.

Accounting and Professional Expense – Accounting and consulting professional expenses (including expenses associated with our filings with the regulatory agencies) were $109,672 and $38,391 for the nine months ended September 30, 2012and 2011 respectively. These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Compensation Costs – Compensation related costs consist of salaries and payroll taxes. These costs were $12,783 and $29,543 for the nine months ended September 30, 2012 and 2011 respectively. Our compensation costs are for our Chief Executive Officer. Our Chief Executive Officer Sean Lyons forgave his accrued salary.

Amortization – Our amortization of intangible assets was $750 and $750 for the nine months ended September 30, 2012 and 2011 respectively. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $2,123 and $330 for the nine months ended September 30, 2012 and 2011 respectively. These costs reflect normal operating expenses and other administrative expenses, including, without limitation, travel and entertainment expenses.

Net Loss – We have reported net loss of $126,349 and $68,800 during the nine months ended September 30, 2012 and 2011 respectively. This net loss is a result of the items discussed in the preceding discussion.

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $126,349 during the nine months ended September 30, 2012 and $382,141 from inception (November 23, 2009) through September 30, 2012. In addition, we used cash of $74,013 in support of our operating activities during the nine months ended September 30, 2012. As of September 30, 2012, we had cash on hand of $328 and a working capital deficit of $(119,958). A substantial portion of our working capital is used for accounts payable which is related to professional services consisting mostly of legal and accounting. Since our inception, we have been substantially dependent upon funds raised through the sales of our stock in private placements to sustain our operating activities. Our operating plan will require substantially all available liquid resources and additional financing sources, which we may not be able to achieve, to continue our business operations. These conditions raise substantial doubt about our ability to continue as a going.

We issued 95,000 shares of our common stock under our Registration Statement on Form S-1 (File No. 333-168139) at $0.25 per share for total proceeds to the Company of $23,750. The Registration Statement was declared effective by the SEC on October 25, 2010 and the Company closed the offering on September 7, 2011. We had hoped to sell additional shares under the Registration Statement, however there was not sufficient demand for our shares in the market. Since we did not raise sufficient capital under the Registration Statement to sustain our current minimal operations and implement our business plan, we may seek advances from our existing shareholders to meet our existing working capital needs. In addition, we may seek debt financing or short term loans. However, further funding is not assured for the Company to continue as a going concern and, ultimately, we need to generate profitable operations to sustain our business activities. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern. If we do not secure at least $250,000 we may not be able to continue our current minimal operations beyond the next twelve months and our business plan will fail.

Cash Flow from Operating Activities – We used cash of $74,013 in our operating activities during the nine months ended September 30, 2012 and $32,935 during the nine months ended September 30, 2011.

We recorded a net loss of $126,349 and $68,800 during the nine months ended September 30, 2012 and 2011.

Our cash from operating activities also includes cash flow provided by changes in our operating assets and liabilities of $687 for the nine months ended September 30, 2012 compared to cash flow provided by change in our operating assets and liabilities of $10,685 for the nine months ended September 30, 2011.

Our inventory was $3,104 at September 30, 2012 compared to $3,145 at September 30, 2011.

Accounts payable and accrued expenses were $44,064 at September 30, 2012, an increase of $10,505 from $33,559 at September 30, 2011. This use of funds is due to the timing of payments for services accrued at December 31, 2011.

Cash Flow from Investing Activities – We used $0 cash and $1,500 in our investing activities during the three months ended September 30, 2012 and 2011.

We have no commitments for the purchase of property and equipment or other long lived assets.

Cash Flow from Financing Activities –We have been substantially dependent on these types of financings since inception.

In March of 2012 we issued an additional $1,000 short term promissory note to the same fund that issued a $6,000 note. In April of 2012 the previous notes along with a new note for $18,000 were combined into one note totaling $25,000 with a one year term. That fund is managed by our former Chief Executive Officer, Sean Lyons. The notes accrued interest at twelve percent per annum for one year with a default clause of an additional $3,000 added to principal. The note is secured by inventory and domains owned by the Company. On June 24, 2013 the note to was paid in the amount of $28,968.

Additionally, on September 11, 2012, the Company issued a 8% note in the principal amount of $32,500 to an investment fund. The note can be converted into common stock a discount to the market price of the common stock. The Company also issued to two related parties which were stockholder of the Company 8% notes each in the principal amount $10,000 convertible into common stock at a discount to the market price of the common stock. On June 24, 2013 the note issued to the investment fund was paid in full with cash.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our financial statements for the period ended September, 2012 and September 30, 2011. On an on-going basis, we evaluate our estimates, including those related to deferred tax assets and valuation allowance, impairment of long-lived assets and fair value of our financial instruments and equity instruments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Revenue Recognition – Revenue is recognized when a property is closed on or an auction is facilitated for a partner. In this quarter we recognized revenue on the sale of sunglasses related to the previous business which was spun out.

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

Inventories – Inventories consist of properties that are in transition to be sold either through auction or typical real estate transactions.

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

Earnings (Loss) Per Share - The Company uses the guidance set forth under FASB Topic Accounting Standards Codification 260 (Earnings Per Share) for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive. The Company has no potentially dilutive securities for the period ended September 30, 2012 and September 30, 2011.

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

ITEM 3     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2012 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer has concluded that as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures were not effective:

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

None.

ITEM 1A	Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K, except as set forth in our Current Reports on Form 8-K, filed with the SEC on September 10, 2012 and July 1, 2013

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On September 11, 2012, the Company issued an aggregate of 1,333,334 shares of common stock to a third party in consideration for certain legal fees.

On September 11, 2012, the Company issued an aggregate of 75,000 shares of common stock to third party in consideration for certain consulting services.

On September 11, 2012, the Company issued a 8% note in the principal amount of $32,500 to an investment fund. The note is convertible into common stock at a discount to the market price of the common stock. The Company also issued to two related parties which were stockholders of the Company 8% notes for $10,000 each at which are convertible into common stock at a discount to the market price of the common stock. On June 24, 2013 the note was paid in full.

The above referenced securities have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). The issuance of these shares was exempted from registration pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures .

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Shades Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

**             In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shades Holdings, Inc.

Dated: September 6, 2013	By:	/s/ Lucien Lallouz
Lucien Lallouz
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)