Form 10-K
period 2012-12-31
SHADES HOLDINGS, INC.
filed 2013-11-08
CIK 1488366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-54156

SHADES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	27-1368114
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2875 NE 191 Street, Suite 511
Aventura, FL	33810
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (813) 454-0130

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [√]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [√]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [x ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed fiscal year, is $412,600, which is based on a price per share of $.05.

The registrant had 32,500,000 shares of common stock, par value $0.0001 per share, outstanding as of September 6, 2013.

Shades Holdings, Inc.

DESCRIPTION OF THE COMPANY’S BUSINESS

Explanatory Note

During the period covered by this report, the registrant, through its operating subsidiary Daily Shades, Inc., operated as an online retailer of discount designer and brand name sunglasses. Subsequent to the period covered by this report, as disclosed in the Company’s 8-K filed with the SEC on in June 2013, the Company sold its Daily Shades, Inc. subsidiary, and acquired all of the outstanding capital of Shades of Fragrances, Inc. (“SOF”). The description of the Company’s business in this report relates to the sunglasses business operated during the period covered by this report unless otherwise indicated.

General

During the period covered by this report, we were an online retailer of discount designer and brand name sunglasses and watches. We incorporated under the laws of Florida on November 23, 2009. We are a development stage company and have recently commenced our business operations.  From our inception on November 23, 2009 through December 31, 2012, we incurred a cumulative loss of $415,989 and have only generated limited revenues from our business operations.

We offered and sell high quality, name brand sunglasses and watches to our customers through our wholly-owned subsidiary, Daily Shades, Inc.  We offered recognized designer brand sunglasses, such as Armani®, Prada®, Versace®, Ray Ban® and Gucci®, at discounts of up to 70% of the manufacturer’s suggested retail price.  We also offered recognized designer brand watches, such as Movado®, Invicta®, Swiss Army®, Fossil® and Tag Heuer®, at discounts of up to 75% of the manufacturer’s suggested retail price. Sunglasses and watches that were available through our “bargain bins” were typically offered at discount prices as well.  Our products were offered and sold through our websites at www.dailyshades.com and www.dailychrono.com.

To date, our operations have been limited, and as of December 31, 2012 we have only earned $7,761 in revenues from the sale of our products.  We have earned $102 in 2012 from the sale of advertising space on our websites.

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

We also sold advertisement space on our websites.  To date, our sale of advertising space has generated de minimus revenues. Also, we launched “splash pages” for the other daily deal domains owned by us, which include dailyflops.com, dailylids.com, dailytote.com and dailysneaks.com. A “splash page” is a simple one page website that requires minimal development output and expenditures but that will allow us additional exposure on the internet. Each of these other daily deal domains had an advertisement that can potentially generate revenue and had a link to our website, dailyshades.com.

Product Delivery

We generally utilized a “drop shipping” arrangement to deliver the products offered as our “daily deal.”  When we received an order, we transferred the order and shipment details to either the manufacturer or a wholesaler, who then ships the goods directly to the customer. In the instances where we shipped the products to our customers directly, we utilize the United States Postal Service or UPS®, both of which use signature confirmation for delivery and arrive in two to three business days generally. These processes allow our customers to receive our products promptly and also allow us to minimize our overhead costs as we are not required to maintain inventory of our product.  The inventory we carried was generally limited to single models in limited quantity, old models and slightly damaged models that we offered through our “bargain bins.”

We offered free shipping within the continental U.S. and offer shipping to the U.K. on a fixed cost basis.

Marketing

We utilized various channels to market our products, including click-through based advertising on shopping comparison engines, targeted emails, display and banner advertisements on high-traffic portals, social networking via major social media sites, affiliate programs such as Shareasale.com, and onsite promotions on our websites.  We did not conduct any “offline” marketing activities.

Our primary marketing channels to date have been through the social networking sites Twitter (http://twitter.com/DailyShades) and Facebook.  We believe these social networking sites allowed us to reach our target customer base.

Suppliers

We generally did not purchase inventory from our suppliers; rather, we typically negotiated an arrangement with our supplier to acquire the products at a fixed cost, which did not incur until the item is sold.  However, there are limited instances where we purchased inventory such as greatly discounted models and carried that inventory from time to time.

Additionally, we were approved by two drop shipper suppliers, who supplied designer and brand name sunglasses, and by 2 drop shipper suppliers, who supplied designer and brand name watches. A drop shipper allows the retailer to advertise the drop shipper’s supply of items, products and merchandise, and the retailer only incurs the cost of the item, product or merchandise when the retailer sells the item, product or merchandise to a customer. When a customer places an order with the retailer, the retailer transfers the customer order to the drop shipper. Once the retailer pays the drop shipper for the merchandise ordered by the customer, the drop shipper ships the merchandise directly to the customer in a non-marked package with the retailer’s return address. Further, a drop shipper does not require a minimum order or maintenance of a credit line by the retailer.

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

Technology

Our websites provided product descriptions, search and ordering functionalities and product reviews. We utilized secure encryption technology to send and receive confidential financial information during the transaction process.  Online fraud is a constant threat to security and reliability of e-commerce retailers. We worked with third-party vendors to assist us in monitoring our network security devices and to secure our online payment systems.

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

Employees

Lucien G. Lallouz is our Chief Executive Officer and President.  We have no other employees other than Mr. Lallouz at this time.

As noted above, in June 2013, we acquired Shades of Fragrances, Inc., which has since been our operating subsidiary. SOF is a Florida corporation formed May 14, 2013, which owns the federal registered trademark (Registration No. 277316) “Phantom” for perfumes and fragrances. In connection with this acquisition the Company will become a luxury & lifestyle brand developer, through licensing agreements with emerging fashion designers and established celebrity brands, including our own proprietary trademarks in the fragrance and cosmetic industry. We are also engaged in developing our business infrastructure and we are seeking capital to support the further development of our licensing agreements. As of the date of this report, our activities have been limited to various organizational matters, limited operations, and the development of our business plan.

DESCRIPTION OF PROPERTIES

Our principal executive offices are located at 2875 NE 191 Street, Suite 511, Aventura, Florida 33810. The space is provided at a cost of $197 per month for limited services such as general meeting space and copier use. .  In the future, we will need to obtain warehouse space and office space if business increases.

LEGAL PROCEEDINGS

None.

MINE SAFETY DISCLOSURES

Not applicable.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Pink market under the symbol “SHDH”.

Holders

As of December 31, 2012, there were 63 registered holders or persons otherwise entitled to hold our common stock.

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

Background

From our inception on November 23, 2009 through December 31, 2012, we incurred a cumulative loss of $415,989 and have only generated limited revenues from our business operations. We previously offered and sold high quality, name brand sunglasses and watches to our customers through our wholly-owned subsidiary, Daily Shades, Inc. The high quality, name brand sunglasses were offered at discounts of up to 70% of the manufacturer’s suggested retail price and were offered and sold through our website at www.dailyshades.com, and the high quality, name brand watches were offered at discounts of up to 75% of the manufacturer’s suggested retail price and were offered and sold through our website at www.dailychrono.com. We offered a different pair of sunglasses and a different watch each day to our customers through our websites. We generally offered our sunglasses and watches for a limited period of time and presented the offer as a “daily deal” on our websites. We are also engaged in developing our business infrastructure and we are seeking capital to support the further development of our licensing agreements.

During our development stage, we have and will continue to incur significant expenditures for organizational costs and marketing, arising both internally and externally. Our organizational costs have made up the majority of our expenses to date. These expenditures are entirely predicated on the success of our financing efforts discussed in Liquidity and Capital Resources, below. We have had to pay for most of our organizational costs with cash and currently anticipate that we will be required to pay for our marketing efforts with cash. However, to the extent that outside parties will entertain share-based payment arrangements, we will likely pursue negotiations on those lines. We have previously issued shares of our common stock as compensation to certain consultants, and our legal service provider. We will seek stock-based compensation arrangements in the future.

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

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $160,197 during the year ended December 31, 2012. In addition, we used cash of $82,358 in support of our operating activities. As of December 31, 2012, we had cash on hand of $542 and negative working capital of $153,556. Since our inception, we have been substantially dependent upon funds raised through the sales of our stock in private placements to sustain our operating activities. Our operating plan will require substantially all available liquid resources and additional financing sources, which we may not be able to achieve, to continue our business operations. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Our preferred method of raising this necessary capital will be to sell shares through stock offerings. Our Registration Statement on Form S-1 (File No. 333-168139), related to our initial public offering, was declared effective by the SEC on October 25, 2010. Under the registration statement, the Company sold 95,000 shares of common stock at a price of $0.25 per share resulting in cash proceeds of $23,750 during the year ended December 31, 2011. On June 3, 2011, the Company closed the offering under the registration statement. The Company’s focus has been on addressing the regulatory requirements associated with becoming a public company rather than actively offering its shares. The Company intends to begin actively offering its shares to raise the funds necessary to implement its business plan.

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

4

Cash Flow from Operating Activities – We recorded a net loss of $160,197 and $79,884 during the year ended December 31, 2012 and 2011, respectively.

Our cash used in operating activities includes cash flow from changes in our operating assets and liabilities of $82,358 for the year ended December 31, 2012 compared to a use of cash of $39,366 for the year ended December 31, 2011.

Our inventory was $3,053 at December 31, 2012 compared to $3,145 at December 31, 2011.

In October of 2010, we charged non-cash share-based registration statements costs of $69,486 to paid in capital upon the effective registration of our common stock on October 25, 2010.

Accounts payable and accrued expenses were $69,266 at December 31, 2012, an increase of $35,707 from $33,559 at December 31, 2011. This use of funds is due to the timing of payments for services accrued at December 31, 2012.

Cash Flow from Investing Activities – We used $0 and $1,500 cash in our investing activities during the year ended December 31, 2012 and December 31, 2011, respectively.

We have no commitments for the purchase of property and equipment or other long-lived assets.

Cash Flow from Financing Activities – On February 1, 2010, we distributed to potential investors a Private Placement Memorandum offering 250,000 shares of our common stock at a price of $0.25 per share.  The shares were offered by us on a “best efforts” basis through the efforts of our President.  We have sold 217,000 shares of our common stock resulting in cash proceeds of $54,250 to the Company. This Private Placement Memorandum offering is now closed. We have been substantially dependent on these types of financings since inception.

Our Registration Statement on Form S-1 (File No. 333-168139), related to our initial public offering, was declared effective by the SEC on October 25, 2010. During the year ended December 31, 2011 the Company sold 95,000 shares of common stock at a price of $0.25 per share resulting in cash proceeds of $23,750. On June 3, 2011, the Company closed the offering under the registration statement. There can be no assurances that funding sources to meet our business needs will become available or be on terms that are suitable to our management. The Company’s focus has been on addressing the regulatory requirements associated with becoming a public company rather than actively offering its shares. The Company intends to begin actively offering its shares to raise the funds necessary to implement its business plan.

In November 2011 we took out a short term note from a fund for $6,000. That fund is managed by our former CEO Sean Lyons. Terms of the note were twelve percent per annum for six month with a default clause of an additional $1,000 added to principal. In March of 2012 we issued an additional $1,000 short term promissory note to the same fund. In April of 2012 the previous notes along with a new note for $18,000 were combined into one note totaling $25,000 with a one year term. The notes accrued interest at twelve percent per annum for one year with a default clause of an additional $3,000 added to principal. The note is secured by inventory and domains owned by the Company. The short term note was paid in full on June 24, 2013 for $28,968.

On September 11, 2012, the Company issued an 8% note in the principal amount of $32,500 to Asher Enterprises, Inc., an investment fund. The note is convertible into common stock at a discount to the market price of the Company’s common stock. The note was secured with 565,000 shares of common stock reserved. On June 24, 2013 the note issued to the investment fund was paid in full and the shares were released from reserve.

The Company also issued an 8% promissory note to two related parties which were stockholders of company in the principal amount of $10,000 each, which are convertible into common stock at a discount to the market price of the common stock.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues – We derive our revenues from the sale of tangible products, primarily sunglasses and watches. Our consolidated product sales of sunglasses and watches were $2,556 for the year ended December 31, 2012 compared to $2,509 for the year ended December 31, 2011. Gross profit margin of 56.37% and 47.27% was achieved during the year ended December 31, 2012 and December 31, 2011, respectively. We expect our margins to increase over time. Our revenues are limited and will continue to be limited until we can fully implement our business plan.

Cost of Product Sales – Our cost of product sales were $1,115 for the year ended December 31, 2012 compared to $1,323 for the year ended December 31, 2011. Our cost of product sales is a direct result of our sales activity. Costs of products sold reflect our normal costs for products we sell but include some unexpected emergency shipping costs and product pricing costs.

Selling General and Administrative Expense – These operating expenses consist of advertising expense, accounting and professional expenses, compensation costs and general expenses, amortization and administrative expenses. Our analysis of the material components of changes in our operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense was $376 for the year ended December 31, 2012 compared to $552 for the year ended December 31, 2011. Due to limited operating activity, our advertising expense is set at minimum levels however we expect these expenses to increase as our operating activity increases.

Accounting and Professional Expense - Accounting and consulting professional expenses were $134,819 for the year ended December 31, 2012 compared to $72,138 for the year ended December 31, 2011. This increase in accounting and consulting professional expenses is due to a significant increase in consulting and accounting fees. In 2010 we filed our S1 and additional filings involved with becoming effective created the additional cost not incurred until 2012. These expenses for the year ended December 31, 2012 include non-cash share-based payment expense for accounting and information technology services of $39,999. These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Compensation Costs – Compensation related costs consist of salaries and payroll taxes. These costs were $12,887 and $6,888 for the year ended December 31, 2012 and December 31, 2011, respectively. Our compensation costs relate to payroll for our Principal Executive Officer. Since June 2011 the payroll has been accrued by our CFO. On July 1, 2012, our Chief Executive Officer, Sean Lyons, forgave all his accrued compensation totaling $6,500. On September 25, 2012 Sean Lyons received a consulting fee of $16,686.

Amortization - Our amortization of intangible assets was $1,000 and $1,000 for the year ended December 31, 2012 and December 31, 2011, respectively. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $2,171 for the year ended December 31, 2012 and $492 for the year ended December 31, 2011. These costs reflect normal operating expenses and other administrative expenses, including, without limitation, travel and entertainment expenses.

Net Loss – We have reported net loss of $160,197 during the year ended December 31, 2012 compared to a net loss of $79,884 during the year ended December 31, 2011. The change in the net loss amount results, among other things, from more expenses for accounting and consulting professional expenses, compensation costs and other general and administrative office expenses. The net loss is a result of the items discussed in the preceding discussion.

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

Going Concern

The independent auditor’ report accompanying our December 31, 2012 and December 31, 2011 financial statements contains an explanatory paragraph expressing doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our audited financial statements for the period ended December 31, 2012 and December 31, 2011. On an on-going basis, we evaluate our estimates, including those related to deferred tax assets and valuation allowance, impairment of long-lived assets and fair value of our financial instruments and equity instruments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Earnings (Loss) Per Share - The Company uses the guidance set forth under FASB Topic Accounting Standards Codification 260 (Earnings Per Share) for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive. The Company has no potentially dilutive securities for the year ended December 31, 2012 and December 31, 2011.

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

Recent Accounting Pronouncements

Intedfinite-livied Intangible Assets

In July 2012, the FASB issued an accounting standard update intended to simplify how an entity test indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update is effective for Shades Holdings beginning in the first quarter of fiscal 2014 and is not expected to have an impact on the Company’s consolidated statements.

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments for other comprehensive income to be present either in the financial statements or in the notes to the financial statements. This account standard update is effective for Shades Holdings beginning in the first quarter of fiscal 2014, at which time the Company will include the required disclosures, if required.

Cumulative Translation Adjustment

In March 2013, the FASB issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This accounting standard update is effective for Shades Holdings beginning in the first quarter of fiscal 2014 and is not expected to have an impact of the Company’s consolidated financial statements.

Shades Holdings Inc. and Subsidiary

(A Development Stage Company)

Table of Contents To Consolidated Financial Statements

Page

Independent Auditors Report December 31, 2012	9

Independent Auditors Report December 31, 2011	10

Consolidated Balance Sheets as of December 31, 2012 and 2011	11

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from November 23, 2009 (Date of Inception) to December 31, 2012	12

Consolidated Statements of Stockholders' Deficit for the period from November 23, 2009 (Date of Inception) to December 31, 2012	13

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from November 23, 2009 (Date of Inception) to December 31, 2012	14

Notes to the Consolidated Financial Statements	15-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Shades Holdings, Inc.

We have audited the accompanying balance sheet of Shades Holdings, Inc. (the “Company”) as of December 31, 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shades Holdings, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the accompanying financial statements, the Company has incurred significant recurring losses from operations and is dependent upon the ability to raise sufficient capital for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thomas Howell Ferguson P.A.

Tampa, Florida

October 24, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Shades Holdings, Inc.

We have audited the accompanying balance sheet of Shades Holdings, Inc. (the “Company”) as of December 31, 2011, and the related statements of income, stockholders’ deficit, and cash flows for the year ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shades Holdings, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Meeks International, LLC

Tampa, Florida

April 12, 2012

Shades Holdings, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	December 31, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$542	$1,015
Inventory	3,053	3,145
Total current assets	3,595	4,160
Websites-net	1,500	2,500
Total assets	$5,095	$6,660

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$68,310	$29,656
Accrued expenses	956	3,903
Notes payable - related party	27,447	6,000
Note payable	60,439	—
Total current liabilities	157,151	39,559

Stockholders' equity:
Preferred stock, $0.01 par value;
10,000,000 shares authorized, none issued or outstanding	—	—

Common stock, $0.0001 par value:
100,000,000 shares authorized; 27,852,000 and 23,777,000 shares
issued and outstanding, respectively	2,785	2,377

Additional paid in capital	261,148	220,516
Deficit accumulated during development stage	(415,989)	(255,792)
Total stockholders' (deficit)	(152,056)	(32,899)

Total liabilities and stockholders' (deficit)	$5,095	$6,660

 See Notes to Consolidated Financial Statements

 Shades Holdings Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period From November 23, 2009 (Date of Inception) to December 31, 2012

Revenue	$2,556	$2,509	$7,761
Cost of goods sold	1,115	1,323	4,299
Gross profit	1,441	1,186	3,462
Selling general and administrative
Accounting and professional expense	134,819	72,138	354,496
Compensation expense	12,887	6,888	46,658
Other general and administrative	2,171	492	3,928
Advertising	376	552	984
Amortization	1,000	1,000	3,000
Total selling, general and administrative	151,253	81,070	409,066
Operating loss	(149,812)	(79,884)	(405,604)

Other income (expense)
Interest expense	(10,386)	—	(10,386)

Net loss	$(160,197)	$(79,884)	$(415,989)
Basic and diluted loss per share	$0.00	$0.00

Weighted average shares outstanding
basic and diluted	27,788,301	23,777,000

See Notes to Consolidated Financial Statements

12

Shades Holdings Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Stockholders’ (Deficit)

							Deficit
	Preferred Stock		Common Stock		Additional	Common	Accumulated During
	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Development Stage	Total

Balance, Nov 23, 2009 (Inception):
Issuance of common stock to founder and president valued at $0.0001 per share	—	$—	20,000,000	$2,000	$—	$—	$—	$2,000
Issuance shares of common stock for services for $0.25 per share	—	—	310,000	31	77,469	—	—	77,500
Issuance shares of common stock for cash at $0.01 per share, net	—	—	3,000,000	300	26,343	—	—	26,643
Net loss for December 31, 2009	—	—	—	—	—	—	(4,015)	(4,015)

Balance at December 31, 2009	—	—	23,310,000	2,331	103,812	—	(4,015)	102,128
Issuance shares of common stock for cash at $0.25 per share through private placement	—	—	217,000	22	54,228	—	—	54,250
Common stock payable for services for $0.25 per share	—	—	—	—	—	37,803	—	37,803
Net loss for December 31, 2010	—	—	—	—	—	—	(171,893)	(171,893)
Balance at December 31, 2010	—	—	23,527,000	2,353	158,040	37,803	(175,908)	22,288
Issuance of common stock for services for $0.25 per share	—	—	155,000	15	38,735	(38,750)	—	—
Issuance shares of common stock for cash at $0.25 per share through S1	—	—	95,000	9	23,741	—	—	23,750
Common stock payable for services for $0.25 per share	—	—	—	—	—	25,316	—	25,316
Forgiveness of Common Stock Payable for service	—	—	—	—	—	($24,369)	0	(24,369)
Net loss for December 31, 2011	—	—	—	—	—	—	(79,884)	(79,884)
Balance at December 31, 2011	—	$—	23,777,000	$2,377	$220,516	$—	$(255,792)	$(32,899)
Common stock returned to treasury by President	—	—	(19,600,000)	(1,960)	1,960			—
Common stock reissued from treasury to President	—	—	19,600,000	1,960	(1,960)			—
Issuance of common stock for services for $0..01 per share	—	—	4,000,000	400	39,600		—	40,000
Issuance of common stock for stock purchase agreement			75,000	8	1,032		—	1,040
Issuance of common stock for share exchange agreement to SREO			15,500,000	1,550	153,450		—	155,000
Shares returned from cancellation of SREO transaction			(15,500,000)	(1,550)	(153,450)			(155,000)
Net loss for December 31, 2012	—	—	—	—	—	—	(160,197)	(160,197)
Balance at December 31, 2012	—	$—	27,852,000	$2,785	$261,148	$—	$(415,989)	$(152,056)

See Notes to Consolidated Financial Statements

Shades Holdings, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Cash Flows

			For The Period From
			November 23, 2009
	For The Year Ended	For The Year Ended	( Inception) To
	December 31, 2012	December 31, 2011	December 31, 2012

Cash flows from operating activities:

Net loss	$(160,197)	$(79,884)	$(415,989)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
Stock based compensation	41,040	12,404	152,555
Amortization of website	1,000	1,000	3,000
Changes in operating assets and liabilities:
Prepaid expenses	—	—	4,735
Inventories	92	(184)	(3,053)
Accounts payable	38,654	24,013	68,310
Accrued expenses	(2,947)	3,285	956
Net cash (used) in operating activities	(82,358)	(39,366)	(189,486)

Cash flows from investing activities:

Acquisition of intangible assets	—	(1,500)	(4,500)
Net cash (used) in investing activities	—	(1,500)	(4,500)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	23,750	110,000
Payments for stock issuance costs	—	—	(3,357)
Proceeds from issuance of note payable	60,438	—	60,438
Proceeds from issuance of note payable to related party	21,447	6,000	27,447
Net cash provided by financing activities	81,885	29,750	194,528

Net increase (decrease) in cash and cash equivalents	(473)	(11,116)	542
Cash and cash equivalents at beginning of year	1,015	12,131	—
			—
Cash and cash equivalents at end of year	$542	$1,015	$542

Supplemental disclosures:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

See Notes to Consolidated Financial Statements

14

Shades Holdings Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The Company – Shades Holdings Inc. (the “Company”) was organized in Florida on November 23, 2009. The Company is in the development stage.

Nature of Business - We are an internet sales Company which, through our wholly owned subsidiary, Daily Shades, Inc., sells name brand sunglasses at up to 70% off manufactured suggested retail prices at our website www.dailyshades.com and Daily Chrono a DBA which sells brand name watches up to 75% off manufactured suggested retail price at our website www.dailychrono.com. Our business strategy is focused on a “daily deal” that is a niche in the internet market place.

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

NOTE 2. GOING CONCERN

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $160,197 and $ 79,884 for the years ended December 31, 2012 and 2011, respectively. Additionally our cumulative losses were $415,989 through December 31, 2012. Our revenues are minimal. In addition, during the years ended December 31, 2012 and 2011 we used cash of $82,358 and $39,366 respectively, in our operating activities. Since our inception, we have been substantially dependent upon funds raised through the sale of common stock. We will need to obtain additional financing to implement our business plan. We may not be successful unless we can successfully market our products and generate revenue sufficient to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. Since inception through December 31, 2012 we raised $110,000 from the sale of common stock. We cannot give any assurances regarding the success of our current operations or our ability to raise adequate capital to finance our operations. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

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

Earnings (Loss) Per Share - The Company uses the guidance set forth under ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive. The Company has no potentially dilutive securities at December 31, 2010 and December 31, 2011.

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

Equity-Based Payments to Non-employees - For share-based payment transactions with parties other than employees, we apply ASC 505-50 Equity Based Payments to Non-Employees. These non-employee services are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for valuing share-based payments made to non-employees is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete. Share-based payments to non-employees are recorded at fair value on the measurement date and reflected in expense over the requisite service period.

Recent accounting pronouncements - In May 2011, the FASB issued an update that amends the guidance provided in ASC Topic 820, Fair Value Measurement, by clarifying some existing concepts, eliminating wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changing some principles to achieve convergence between GAAP and IFRS. The update results in a consistent definition of fair value, establishes common requirements for the measurement of and disclosure about fair value between GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update becomes effective in the second quarter of fiscal 2012. The adoption of this update did not have a material impact on our consolidated financial statements.

NOTE 4. INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

	December 31, 2012	December 31, 2011

Website development	$4,500	$4,500
Accumulated amortization	(3,000)	(2,000)
Website, net	$1,500	$2,500

Amortization expense for the year ended December 31, 2012 amount to $1,000.

NOTE 5. NOTE PAYABLE

On September 11, 2012, the Company issued an 8% note in the principal amount of $32,500 to Asher Enterprises, Inc., an investment fund. The note is convertible into common stock at a discount to the market price of the Company’s common stock. The note was secured with 565,000 shares of common stock reserved. On June 24, 2013 the note issued to the investment fund was paid in full and the shares were released from reserve.

NOTE 6. ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2012 and 2011, were $376 and $552, respectively.

NOTE 7. ACQUISITIONS

On September 7, 2012 the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Suncoast Real Estate Owned Holdings, Inc., a Florida corporation (“Suncoast”), and the shareholder of Suncoast (the “Suncoast Shareholder”). Upon the satisfaction of all of the closing conditions set forth in the Share Exchange Agreement and the closing of the transactions contemplated under the Exchange Agreement (the “Exchange”), the Suncoast Shareholder transferred all of the issued and outstanding capital stock of Suncoast to the Company in exchange for 15,500,000 shares of common stock of the Company. Such exchange resulted in Suncoast becoming a wholly-owned subsidiary of the Company and gave the Suncoast Shareholder a controlling interest in the Company.

Immediately following the closing of the Share Exchange Agreement in the Suncoast transaction and pursuant to a Stock Purchase Agreement with Suncoast (the “SPA”), all of the outstanding capital stock of Daily Shades, Inc., our wholly owned subsidiary, was transferred to Sean Lyons in exchange for the return and cancellation of 19,600,000 shares of the Company’s common stock held by Mr. Lyons (the “Split Off”). Upon the unwinding of the Suncoast transaction the 19,600,000 shares were returned to Sean Lyons as Daily Shades remained a wholly owned subsidiary of Shades Holdings Inc. On June 19, 2013 a stock purchase agreement was executed with Sean Lyons purchasing 100% interest in Daily Shades Inc. a subsidiary of Shades Holdings Inc. in consideration of 19,600,000 shares of common stock in Shades Holdings Inc. which is referenced in Subsequent Events footnote. Additional consideration that was to be received by Sean Lyons was a cash payment in the amount of $16,700.

On November 27, 2012, the Company entered into an agreement with the Suncoast Shareholder, effective as of September 11, 2012 (the “Suncoast Effective Time”), pursuant to which the parties agreed that the Suncoast Shareholder failed to relinquish control of Suncoast to the Company and that the Suncoast Exchange Agreement Transaction was never effectively consummated. Accordingly, the Suncoast Shareholder returned the Suncoast Exchange Agreement Shares to the Company and the parties agreed that the Suncoast Shares have remained under the ownership of the Suncoast Shareholder since the Suncoast Effective Time.

Upon the unwinding of the Suncoast transaction the 19,600,000 shares were returned to Sean Lyons and as Daily Shades remained a wholly owned subsidiary of Shades Holdings Inc. On June 19, 2013 a stock purchase agreement was executed with Sean Lyons purchasing 100% interest in Daily Shades Inc. a subsidiary of Shades Holdings Inc. in consideration of 19,600,000 shares of common stock in Shades Holdings Inc. which is referenced in Subsequent Events footnote.

NOTE 8. EQUITY TRANSACTIONS

We have 10,000,000 authorized shares or preferred stock with a par value of $0.01 per share none of which is issued and outstanding.

We also have 100,000,000 authorized shares of common stock with a par value of $0.0001. Holders of voting shares are entitled to one vote for each share that they own at any shareholders' meeting. Each share of common stock entitles the holder to one vote, either in person or by proxy, at meetings of shareholders.

On the date of inception we issued 20,000,000 shares to our president and director at par value for proceeds of $2,000 We also sold 3,000,000 shares of our common stock at $0.01 per share to accredited investors and received $26,643 in net proceeds after stock issuance costs of $3,357.

On February 1, 2010, we distributed to potential investors a Private Placement Memorandum (“PPM”) offering 250,000 shares of our common stock at a price of $0.25 per share.  The shares were offered by us on a “best efforts” basis through the efforts of our President.  Although there is no minimum purchase requirement, each investor is permitted to purchase a maximum of 25,000 shares subject to our right to permit an investor to purchase more than the maximum individual subscription. We have sold 217,000 shares of our common stock resulting in cash proceeds of $54,250 to the Company. This PPM offering is now closed.

On June 3, 2011 the Company closed its Registered Direct Offering (“RDO”) and the Registered Resale Offering (“RRO”) on Form S1. The Company sold 95,000 shares of our common stock at a price of $0.25 per share. The Company sold 95,000 shares of common stock through RDO resulting in cash proceeds of $23,750. No shares of RRO were sold.

Common Stock Issued for Services to Non-employees

On November 23, 2009, the Company issued and the additional 270310,000 shares were issued to vendors in exchange for future services, including legal services, accounting services, information technology services and search engine optimization services at a price of $.25 per share. See below for a description of each agreement.

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

On December 17, 2009 the Company entered into a one year consulting agreement with the Tyler Ryan Group, (TRG) to provide services on content and social media content. In consideration for the services preformed, the Company compensated TRG at $500 a month and issued 40,000 shares of our common. Their services were extended at a monthly fee of $500. The agreement with TRG was not renewed beyond September 30, 2011.

The total number of shares issued for services in the fourth quarter of 2009 were 310,000 shares and were valued at $77,500.

The fair value of these shares was based upon the fair value of the services performed.

NOTE 9. EQUITY –BASED PAYMENTS TO NON-EMPLOYEES

The Company entered into a consulting agreement on September 11, 2012 with each of Vince Vellardita, Apogee Financial Investments, Inc. and Total CFO LLC (the “Consultants”), pursuant to which the Consultants agreed to provide certain consulting services to the Company for a period of twelve months. In consideration for their services, the Company issued to Vince Vellardita and his designees 1,333,333 shares of the Company’s common stock, to Apogee Financial Investments, Inc. 666,667, and Total CFO LLC, 666,666 shares of the Company’s common stock.

The Company issued 1,333,334 shares of common stock on September 11, 2012 to a law firm pursuant to the terms of a retainer agreement in consideration for legal services to be rendered to the Company.

On September 9, 2012, the Company entered into a consulting agreement with RedChip Companies, Inc. (“Redchip”), pursuant to which RedChip was to provide certain services to the Company for a period of twelve months. The Company issued Redchip 75,000 shares of common stock. This agreement was later mutually terminated by both parties.

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

On September 6, 2012 Ryan Ford and Jesus Diaz both resigned as Directors of Shades Holdings Inc. Mr. Diaz also resigned as CFO at this time.

On November 14, 2012 the Suncoast Exchange Transaction was unwound and the 15,500,000 shares of stock were returned to the Company.

NOTE 10. INCOME TAXES

The components of the provision for income taxes are as follows:

The income tax provision consists of the following:

	December 31, 2012	December 31, 2011

Current taxes	$—	$—
Deferred taxes	$—	$—
Provision for income taxes	$—	$—

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	December 31, 2012	December 31, 2011
Income tax at federal statutory rate	34.00%	34.00%
State tax, net of federal effect	3.63%	3.63%
Valuation allowance	<37.63%>	<37.63%>
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows:

	December 31, 2013	December 31, 2011

Net operating loss carry forwards	144,684	96,255
Valuation allowance	(144,684)	(96,255)
Deferred taxes	$—	$—

Deficit accumulated during development stage	(415,989)	255,792

Valuation Allowance	37.63%	37.63%

We had net operating losses from November 23, 2009 (inception) through the year ended December 31, 2012. We have provided no current income tax expense or benefit due to the losses incurred. Our net operating losses from inception amount to $415,989, which is available for carry forward. The net operating losses are carried forward for up to twenty years and available to offset future taxable income, if any. The Company has provided a valuation allowance for the deferred tax benefit resulting from the net operating loss carryover. The valuation allowance is being applied because of the limited operating history of the company and inability to predict taxable income going forward. In addressing the potential impact of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

NOTE 11. Compensation Agreements

Employment Compensation — We have not entered into an employment agreement or non-competition agreement with our President. On July 1, 2012, our Chief Executive Officer, Sean Lyons, forgave all his accrued compensation to date totaling $6,500.

NOTE 12. RELATED PARTIES

In November 2011 we issued a short term promissory note to Debt Opportunity Fund LLLP for $6,000 which is managed by Sean Lyons. In March of 2012 we issued an additional $1,000 short term promissory note to the same fund. In April of 2012 the previous notes along with a new note for $18,000 were combined into one note totaling $25,000 with a one year term. The notes accrued interest at twelve percent for one year with a default clause of an additional $3,000 added to principal. The note is secured by inventory and domains owned by the Company. On June 24, 2013 the note was paid in full for $28,968.

The Company issued an 8% promissory note to two related parties which were stockholders of company in the principal amount of $10,000 each, which are convertible into common stock at a discount to the market price of the common stock.

We utilize space leased by a non-affiliated entity of our President.

.

NOTE 13.    Subsequent events

On June 18, 2013, the Company entered into and closed a securities purchase agreement with an accredited investor pursuant to which the Company issued to the accredited investor a promissory note in the principal amount of $200,000 (the “Note”), and five-year warrants to purchase an aggregate of 1,100,000 shares of common stock with an exercise price of $0.01. Repayment of the Note is due June 18, 2014 and bears an interest at the rate of 8% per year, which is payable upon maturity of the note.

On June 19, 2013, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shades of Fragrances, Inc. (“SOF”) and Omniscent Corp. (“OMNI”), the sole shareholder of SOF. Pursuant to the Share Exchange Agreement, which closed on June 21, 2013, the Company issued 24,000,000 shares of common stock to OMNI, resulting in a change in control of the Company, in exchange for 1,000,000 shares of common stock of SOF, representing 100% of the issued and outstanding capital stock of SOF, and SOF thus became a wholly-owned subsidiary of the Company.

SOF is a Florida corporation formed on May 14, 2013, which now owns the federal registered trademark (Registration No. 277316) “Phantom” for perfumes and fragrances.

On June 19, 2013, in connection with the Exchange Agreement, Sean Lyons resigned as officer of the Company and Lucien Lallouz (the President and owner of SOF) was appointed Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and President of the Company.

On June 19, 2013, in connection with the Exchange Agreement, the Company issued a convertible promissory note (the “Convertible Note”), in the principal amount of $100,000, to various parties. The Convertible Note is convertible into shares of the Company’s common stock at a variable conversion price equal to 80% of the closing price of the common stock for the trading day preceding the conversion date. Repayment of the Convertible Note is due in monthly installments, each in the amount of 10% of the principal amount, commencing June 19, 2014.

On June 19, 2013 a stock purchase agreement was executed with Sean Lyons purchasing 100% interest in Daily Shades Inc. a subsidiary of Shades Holdings Inc. in consideration of 19,600,000 shares of common stock in Shades Holdings Inc.

On June 20, 2013 1,200,000 shares of Shades Holdings Inc. common stock were returned to treasury by three nonaffiliated shareholders.

On July 8, 2013 Mr. Lucien Lallouz was elected to the Company's Board of Directors.

On July 12, 2013 the Company issued 100,000 shares of the Company's common stock for services previously rendered to a law firm.

On July 12, 2013, the Company entered into Consulting Agreements with each of Sean Lyons, R D Diamond Consulting Group, Inc. and CTP Advisors (the “Consultants”) pursuant to which the Consultants will provide consulting services to the Company, as described in their respective agreements, for a period of one year. In consideration for their services, Mr. Lyons received 614,666 shares of the Company's common stock and R D Diamond and CTP Advisors both received 366,667 shares of the Company's common stock for services rendered.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. This evaluation was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms.  In addition, the evaluation’s goal was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective due to the material weaknesses in our internal controls described below.

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

Based on this evaluation management concluded that, as of December 31, 2012, our internal control over financial reporting is  ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, as a result of the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures were not effective:

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

In addition

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

Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting

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

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Lucien Lallouz, 68, has served as President, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer of the Company since June 2013 and as director since July 2013. Mr. Lallouz has over 35 years of experience in the celebrity and fashion designers licensing and luxury consumer product development. Throughout his career, in the late 1980’s Lucien Lallouz created the first ever celebrity fragrances, for Julio Iglesias, followed by the longest running Broadway theatrical musical, The Phantom of the Opera and a special 50th anniversary fragrance for Ted Turner’s Gone with the Wind MGM classic movie. Since 2002, to date, Mr. Lallouz has been the President and owner of Omniscent Corp., also d/b/a GLMAC and has acted as business consultant to Gigantic, the Katy Perry fragrance licensee. From 2004 to 2006, Mr. Lallouz was co-founder and non-executive Chairman of Omnireliant Holdings, Inc, a publicly traded company, in partnership with Rick and Kathy Hilton for the Kathy Hilton Skin Care and Fragrance, targeting electronic media such as HSN/QVC. From 2002 to 2007, Mr. Lallouz was also a business development consultant to Parlux Fragrances, Inc. Mr. Lallouz’s keen perception for identifying “Winners” has led him to identify, facilitate acquisitions and the successful development of the GUESS?, Paris Hilton, Maria Sharapova, Jessica Simpson and Baby Gund fragrance licenses for Parlux Inc. Mr. Lallouz also facilitated the $63 Million Perry Ellis Fragrance sale for Parlux, Perry Ellis in 2006. Mr. Lallouz was a pioneer of the e-commerce boom in the late 90’s, when he co-developed the successful launch of perfumania.com’s e-commerce website and also served as Senior Vice President of Business Development for ECOM Ventures, the then parent Company of Perfumania’s 300 Retail Stores.

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

Committees of the Board of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our Board of Directors, stock plan committee or any other committees.  This is primarily due to our size and our status as a development stage company.  Lucien Lallouz will perform certain functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

The board of directors has adopted a Code of Ethics applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations.  A copy of the Code of Ethics will be provided to any person without charge upon written request to the Company at its executive offices, 2875 NE 191 Street, Suite 511 Aventura, FL 33810.

21

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

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner		Percentage of Class(2)
Common Stock	Lucien Lallouz	24,000,000	(3)	55.3%
Executive Officers and Directors as a Group (1 person)		24,000,000		55.3%

(1) Unless otherwise indicated, the address of each shareholder is 2875 NE 191 Street, Suite 511 Aventura, FL 33810 .

(2) Applicable percentage of ownership is based on 43,352,000 shares of Shades Holdings, Inc. common stock being issued and outstanding as of September 6, 2013.

EXECUTIVE COMPENSATION

Compensation of Our Executive Officers

The following table contains compensation information for our executive officers for the fiscal years ended December 31, 2009, 2010 2011, and 2012.  No other officer received compensation greater than $100,000 for the fiscal years ended December 31, 2009, 2010, 2011, and 2012. All of the information included in this table reflects compensation earned by the individuals for services rendered to our Company and all references in the following tables to stock awards relate to awards of stock granted by us.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
Name and						Incentive Plan	Deferred	All Other
Principal					Option	Compensation	Compensation	Compensation
Position	Year	Salary	Bonus	Stock Awards	Awards	($)	Earnings ($)	($)	Total ($)
Sean M. Lyons,	2009(1)	-	-	-	-	-	-	-	-
Principal	2010(1)	$6,000							$6,000
Executive Officer	2011(1)(2)	$6,000							$6,000
	2012(1)(2)	$16,686							$16,686
Jesus Diaz,	2009(3)	-	-	-	-	-	-	-	-
Principal	2010(3)			$12,500					$12,500
Financial Officer	2011(3)
	2012(3)

(1)	Sean M. Lyons was appointed to serve as our President on November 23, 2009. All amounts reflected in this table are from the date of Mr. Lyons’ appointment to the end of the fiscal year on December 31, 2012. Commencing January 1, 2010, Mr. Lyons is compensated $500 per month for his services.

(2) (3)

Sean M. Lyons compensation was accrued from July of 2011 to June of 2012 and then forgiven on September 9, 2012. On September 25, 2012 he received a consultants fee of $16,686

Jesus Diaz was appointed to serve as our Chief Financial Officer in July 2010.  As such, Mr. Diaz did not receive any compensation from the Company in 2009.  Commencing in 2010, Mr. Diaz will receive 50,000 shares of common stock each year for his service as our Chief Financial Officer.  The stock award shall vest quarterly (i.e., 12,500 per quarter) and will be awarded to Mr. Diaz at the end of our fiscal year.  For 2010, Mr. Diaz received 50,000 shares of our common stock even though his employment commenced in July 2010. The shares have been valued at $0.25 per share, or $12,500. For 2011, the Board of Directors and Mr. Diaz have decided to forgive all stock compensation due to Mr. Diaz for 2011 for his service as our Chief Financial Officer.

Outstanding Equity Awards

There were no outstanding equity awards as of December 31, 2012.

Compensation of Directors

 No director of the Company received any compensation for services as director for the year ended December 31, 2012.

Retirement Benefits

Currently, we do not provide any company sponsored retirement benefits to any employee, including named executive officers.

Employment Agreements

We are not party to any employment agreements with our officers.

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

In November 2011 we issued a short term promissory note to a fund for $6,000 which is managed by Sean Lyons. In March of 2012 we issued an additional $1,000 short term promissory note to the same fund. In April of 2012 the previous notes along with a new note for $18,000 were combined into one note totaling $25,000 with a one year term. The notes accrued interest at twelve percent per annum for one year with a default clause of an additional $3,000 added to principal. The note is secured by inventory and domains owned by the Company. On June 24, 2013 the note was paid in full for $28,968.

On June 19, 2013, the Company entered into a stock purchase agreement with Sean Lyons, pursuant to which, on June 21, 2013, the Company sold to Mr. Lyons all of the issued and outstanding capital stock of Daily Shades, Inc. in exchange for the transfer by Mr. Lyons of 19,600,000 shares of the Company’s common stock.

Director Independence

Our sole director is not independent as defined under the Nasdaq Marketplace Rules.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees paid to the Company by Thomas Howel Ferguson P.A. (formerly Meeks International, LLC) for its audit of the Company’s financial statements included in this Form 10-K, and for its review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for 2012 and 2011 totaled $10,200 and $23,000, respectively.

Audit-Related

There were no audit-related fees billed to the Company by Thomas Howel Ferguson P.A. for the years ended December 31, 2012 and 2011.

Tax Fees

Tax fees billed to the Company by Thomas Howel Ferguson P.A. for its tax returns for the years ended December 31, 2012 and 2011 were $0 and $0, respectively.

Other

No other fees were billed to the Company by Thomas Howel Ferguson P.A. for all other non-audit or tax services rendered to the Company for the years ended December 31, 2012 and 2011.

Audit Committee Pre-Approval Policies

As of this filing date, the Company does not have an audit committee.  Therefore, it has not adopted a procedure under which all fees charged by Thomas Howel Ferguson P.A. must be pre-approved by the Board of Directors, subject to certain permitted statutory de minimus exceptions.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1**	Articles of Incorporation of Shades Holdings, Inc.
3.2**	Bylaws of Shades Holdings, Inc.
10.1*	Agreement, dated November 27, 2012, between the Company and Creative Investments 2012 LLC
10.2*	Securities Purchase Agreement, dated June 18, 2013, between the Company and the Purchaser named therein.
10.3*	Amended and Restated Promissory Note, dated June 28, 2013.
10.4*	Warrant, dated June 18, 2013
10.5*	Warrant, dated June 28, 2013
10.6*	Share Exchange Agreement, dated June 19, 2013, between the Company, Shades of Fragrances, Inc. and Mr. Lucien Lallouz
10.7*	Convertible Promissory Note, dated June 19, 2013
10.8*	Stock Purchase Agreement, dated June 19, 2013, between the Company and Sean Lyons
14.1***	Code of Ethics.
21.1****	List of Subsidiaries.
31.1****	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1****	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as exhibit to 8-K filed on July 1, 2013 and incorporated herein by reference.

** Previously filed with Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 16, 2010.

*** Previously filed as an exhibit on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011.

**** Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHADES HOLDINGS, INC.

Date: November 8, 2013	Shades Holdings, Inc.
	By	/s/ Lucien G. Lallouz
Name: Lucien G. Lallouz Title: Principal Executive & Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Date: November 8, 2013	Shades Holdings, Inc.
	By	/s/ Lucien G. Lallouz
Name: Lucien G. Lallouz Title: Member of the board of Directors

25