Form 10-Q
period 2013-03-31
SHADES HOLDINGS, INC.
filed 2013-12-12
CIK 1488366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

2875 NE 191 Street, Suite 511, Aventura, FL 33810
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

Applicable only to corporate issuers:

As of September 6, 2013, there were 32,500,000 shares of common stock, par value $0.0001, issued and outstanding.

SHADES HOLDINGS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		Page

ITEM 1	Financial Statements	1-12

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12-16

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4	Controls and Procedures	16-17

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings	17

ITEM 1A	Risk Factors	17

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3	Defaults Upon Senior Securities	17

ITEM 4	Mine Safety Disclosures	17

ITEM 5	Other Information	17

ITEM 6	Exhibits	18

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

Shades Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	March 31, 2013	December 31, 2012
Current assets:	(unaudited)
Cash	$294	$542
Inventory	2,705	3,053
Total current assets	2,998	3,595
Websites-net	1,250	1,500
Total assets	$4,248	$5,095

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$68,751	$68,310
Accrued interest	13,653	10,386
Accrued expenses	956	956
Notes payable- related party	46,400	45,000
Notes payable	32,500	32,500
Total current liabilities	162,260	157,151

Stockholders' deficit:
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, none issued or outstanding	—	—

Common stock, $0.0001 par value; 100,000,000 shares
authorized; 27,852,000 and 27,852,000 shares
issued and outstanding, respectively	2,785	2,785
Additional paid in capital	261,148	261,148
Deficit accumulated during development stage	(421,945)	(415,989)
Total stockholders' deficit	(158,012)	(152,056)

Total liabilities and stockholders' deficit	$4,248	$5,095

See Notes to Consolidated Financial Statements

Shades Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	For The Three Months Ended March 31, 2013	For The Three Months Ended March 31, 2012	For The Period From November 23, 2009 (Date of Inception) To March 31, 2013
	(unaudited)	(unaudited)	(unaudited)
Revenue	$910	$771	$8,671
Cost of goods sold	546	262	4,845
Gross profit	364	509	3,826

Legal and professional expense	1,085	3,008	355,581
Compensation expense	—	1,664	46,658
Abandoned asset acquisition costs	2,707	—	2,707
Advertising	—	95	984
Amortization	250	250	3,250
Other general and administrative	473	538	4,400
Total selling, general and administrative	4,515	5,555	413,580

Operating loss	$(4,151)	$(5,046)	$(409,754)

Other income (expense)
Interest expense	$(1,805)	$—	$(12,191)
Total other income (expense)	$(1,805)	$—	$(12,191)

Net loss	$(5,956)	$(5,046)	$(421,945)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding
basic and diluted	27,852,000	23,777,000

See Notes to Consolidated Financial Statement

Shades Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

See Notes to Consolidated Financial Statement

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional	Common	During
	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Development Stage	Total

Balance, Nov 23, 2009 (Inception):
Issuance of common stock to founder and president valued at $0.0001 per share	-	$ -	20,000,000	$ 2,000	$ -	$ -	$ -	$ 2,000
Issuance shares of common stock for services for $0.25 per share	-	-	310,000	31	77,469	-	-	77,500
Issuance shares of common stock for cash at $0.01 per share, net	-	-	3,000,000	300	26,343	-	-	26,643
Net loss for December 31, 2009	-	-	-	-	-	-	(4,015)	(4,015)
Balance at December 31, 2009	-	-	23,310,000	2,331	103,812	-	(4,015)	102,128
Issuance shares of common stock for cash at $0.25 per share through private placement	-	-	217,000	22	54,228	-	-	54,250
Common stock payable for services for $0.25 per share	-	-	-	-	-	37,803	-	37,803
Net loss for December 31, 2010	-	-	-	-	-	-	(171,893)	(171,893)
Balance at December 31, 2010	-	-	23,527,000	2,353	158,040	37,803	(175,908)	22,288
Issuance of common stock for services for $0.25 per share	-	-	155,000	15	38,735	(38,750)	-	-
Issuance shares of common stock for cash at $0.25 per share through S1	-	-	95,000	9	23,741	-	-	23,750
Common stock payable for services for $0.25 per share	-	-	-	-	-	25,316	-	25,316
Forgiveness of Common Stock Payable for service	-	-	-	-	-	(24,369)	-	(24,369)
Net loss for December 31, 2011	-	-	-	-	-	-	(79,884)	(79,884)
Balance at December 31, 2011	-	-	23,777,000	2,377	220,516	-	(255,792)	(32,899)
Common stock retired	-	-	(19,600,000)	(1,960)	1,960			-
Unwind of Suncoast Transaction	-	-	19,600,000	1,960	(1,960)	-	-	-
Issuance of common stock for services for $0..01 per share	-	-	4,000,000	400	39,600	-	-	40,000
Issuance of common stock for stock purchase agreement			75,000	8	1,032	-	-	1,040
Issuance of common stock for share exchange agreement			15,500,000	1,550	153,450	-	-	155,000
UnWind of Share exchange			(15,500,000)	(1,550)	(153,450)	-	-	(155,000)
Net loss for December 31, 2012	-	-	-	-	-	-	(160,197)	(160,197)
Balance at December 31, 2012	-	-	27,852,000	2,785	261,148	-	(415,989)	(152,056)
Net loss for March 31, 2013	-	-	-	-	-	-	(5,956)	(5,956)
Balance as of March 31, 2013 (unaudited)	-	$ -	27,852,000	$ 2,785	$ 261,148	$ -	$ (421,945)	$ (158,012)

 See Notes to Consolidated Financial Statement

Shades Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			For The Period From
	For The Three	For The Three	November 23, 2009
	Period Ended	Period Ended	( Inception) To
	March 31, 2013	March 31, 2012	March 31, 2013
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(5,956)	$(5,046)	$(421,945)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	—	—	152,555
Amortization of website	250	250	3,250
Changes in operating assets and liabilities:
Accounts receivable	—	(181)
Prepaid expenses	—	—	4,735
Inventories	348	154	(2,705)
Accounts payable	443	1,441	68,753
Accrued expenses	3,267	1,940	4,223
Net cash used in operating activities	(1,648)	(1,442)	(191,134)

Cash flows from investing activities:
Acquisition of intangible assets	—	—	(4,500)
Net cash used in investing activities	—	—	(4,500)

Cash flows from financing activities:
Cash received from issuance of common stock	—	—	110,000
Cash paid for stock issuance costs	—	—	(3,357)
Cash recived from notes payable	1,400	1,000	61,838
Cash received from notes payable - related party	—	—	27,447
Net cash provided by financing activities	1,400	1,000	195,928

Net increase(decrease)in cash and cash equivalents	(248)	(442)	294
Cash and cash equivalents at beginning of year	542	1,015	—
			—
Cash and cash equivalents at end of period	$294	$573	$294

Supplemental disclosures:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

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

NOTE 2. GOING CONCERN

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred net losses of $5,956 and $5,046 for the three months ended March 31, 2013 and 2012, respectively. Additionally our cumulative losses were $421,945 through March 31, 2013. Our revenues are minimal. In addition, during the three months ended March 31, 2013 and 2012 we used cash of $1,649 and $1,442, respectively, in our operating activities. Since our inception, we have been substantially dependent upon funds raised through the sale of common stock. We will need to obtain additional financing to implement our business plan. We may not be successful unless we can successfully market our products and generate revenue sufficient to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. Since inception through March 31, 2013 we raised $110,000 from the sale of common stock. We cannot give any assurances regarding the success of our current operations or our ability to raise adequate capital to finance our operations.

NOTE 2. GOING CONCERN (CONTINUED)

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

Inventories – Inventories consist of retail merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories continued – acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand.

Intangible assets – The Websites are recorded at cost and have a finite life. The websites are amortized over the estimated periods of benefit of three years.

Loss Per Share - The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive. The Company has no potentially dilutive securities at March 31, 2013 and March 31, 2012.

Fair Value of Financial Instruments - Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. We believe that the carrying amounts of the financial instruments approximate their respective current fair values due to their relatively short maturities.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

Indefinite-lived Intangible Assets

In July 2012, the FASB issued an accounting standard update intended to simplify how an entity test indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether future impairment testing is necessary. The accounting standard update is effective for Shades Holdings beginning in the first quarter of fiscal 2014 and is not expected to have an impact on the Company’s consolidated statements.

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments for other comprehensive income to be present either in the financial statements or in the notes to the financial statements. This account standard update is effective for Shades

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Holdings beginning in the first quarter of fiscal 2014, at which time the Company will include the required disclosures.

Cumulative Translation Adjustment

In March 2013, the FASB issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The accounting standard update is effective for Shades Holdings beginning in the first quarter of fiscal 2014 and is not expected to have an impact on the Company’s consolidated financial statements.

NOTE 4. INTANGIBLE ASSETS

The Company’s intangible assets are comprised of the following:

	March 31, 2013	December 31, 2013
	(unaudited)	(unaudited)
Website development	$4,500	$4,500
Accumulated amortization	(3,250)	(3,000)
Website, net	$1,250	$1,500

 Amortization expense amounted to $250 for the three months ended March 31, 2013 and 2012 respectively.

NOTE 5. NOTE PAYABLE

On September 11, 2012, the Company issued a 8% note in the principal amount of $32,500 to Asher Enterprises, Inc., an investment fund. The Note is convertible into common stock at a discount to the market price of the common stock. The note was secured with 565,000 shares of common stock reserved. On June 24, 2013 the note was paid in full and the shares were released from reserve.

NOTE 6. NOTES PAYABLE TO RELATED PARTIES

The Company had notes payable outstanding to certain related parties as follows:

	March 31,	December, 31
	2013	2012

Note payable issued to Debt Opportunity Fund LLLP on April 12, 2012 in the amount of $18,000 including two additional notes issued in November 2011 for $6,000 and in February 2012 for $1,000,the new note matures on April 12, 2013 plus interest at the rate of 12% per annum. The note also carries an accrued default amount of $3,000. The note is secured by the Company’s inventory and its domain names. This note was paid in full on June 24, 2013	$25,000	$25,000
	10,000	10,000
Note payable issued to Vince Vellardita on September 11, 2012 in the amount of $10,000, maturing on June 13, 2013 plus interest at the rate of 8% per annum
	10,000	10,000
Note payable issued to DM Opportunity Fund, LLC on September 11, 2012 in the amount of $10,000, maturing on June 13, 2013 plus interest at the rate of 8% per annum
	1,400	—
Notes payable to related parties in March 2013 in the amount of $700 each, due on demand and bearing interest at 8% per annum
	$46,400	$45,000
Total

We also utilize, rent free, office space leased by a non-affiliated entity of our president.

NOTE 7. ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the three months ended March 31, 2013 and 2013, were $0 and $95, respectively.

NOTE 8. ACQUISITIONS

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

Immediately following the closing of the Share Exchange Agreement in the Suncoast transaction and pursuant to a Stock Purchase Agreement with Suncoast (the “SPA”), all of the outstanding capital stock of Daily Shades, Inc., our wholly owned subsidiary, was transferred to Sean Lyons in exchange for the return and cancellation of 19,600,000 shares of the Company’s common stock held by Mr. Lyons. Upon the unwinding of the Suncoast transaction the 19,600,000 shares were returned to Sean Lyons as Daily Shades remained a wholly owned subsidiary of Shades Holdings Inc.

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

NOTE 9. EQUITY TRANSACTIONS

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

On the date of inception we issued 20,000,000 shares to our president and director at par value for proceeds of $2,000. We also sold 3,000,000 shares of our common stock at $0.01 per share to accredited investors and received $26,643 in net proceeds after stock issuance costs of $3,357.

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

On June 3, 2011 the Company closed its Registered Direct Offering (“RDO”) and the Registered Resale Offering (“RRO”) on Form S1. The Company sold 95,000 shares of our common stock at a price of $0.25 per share through RDO resulting in cash proceeds of $23,750. No shares of RRO were sold.

Common Stock Issued for Services to Non-employees

On November 23, 2009, the Company issued an additional 310,000 shares of its common stock to vendors in exchange for future services, including legal services, accounting services, information technology services and search engine optimization services at a price of $0.25 per share. See below for a description of each agreement.

The Company entered into a one year consulting agreement with Ryan Ford for web consultation on our website dailyshades.com. In consideration for services performed the Company compensated Mr. Ford with 10,000 shares of common stock.

We entered into an agreement with Total CFO, LLC to provide us with tax preparation services and general bookkeeping services for a 12 month term.  The agreement can be terminated by either party upon 30 days notice.  In exchange for the services rendered under the agreement, we issued Total CFO, LLC 50,000 shares of our restricted common stock.  These services were valued at $12,500 based on a price of $0.25 per share.

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

The total number of the Company’s common shares issued for services in the fourth quarter of 2009 was 310,000 shares and were valued at $77,500.

NOTE 10. EQUITY –BASED PAYMENTS TO NON-EMPLOYEES

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

NOTE 11. INCOME TAXES

The components of the provision for income taxes are as follows:

The income tax provision consists of the following:

	December 31, 2012	December 31, 2011

Current taxes	$—	$—
Deferred taxes	$—	$—
Provision for income taxes	$—	$—

income taxes are as follows:

	March 31, 2013	December 31, 2012
Income tax at federal statutory rate	34.00%	34.00%
State tax, net of federal effect	3.63%	3.63%
Valuation allowance	<37.63% >	<37.63%>
Effective rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows:

	March 31, 2013	December 31, 2012

Net operating loss carry forwards	$147,681	$144,684
Valuation allowance	(147,681)	(144,684)
Deferred taxes	$—	—

We had net operating losses from November 23, 2009 (inception) through the year ended March 31, 2013. We have provided no current income tax expense or benefit due to the losses incurred. Our net operating losses from inception amount to $421,945, which is available for carry forward. The net operating losses are carried forward for up to twenty years and available to offset future taxable income, if any. The Company has provided a valuation allowance for the deferred tax benefit resulting from the net operating loss carryover. The valuation allowance is being applied because of the limited operating history of the company and inability to predict taxable income going forward. In addressing the potential impact of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), we performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of March 31, 2013.

NOTE 12. Compensation Agreements and other matters

Employment Compensation — We have not entered into an employment agreement or non-competition agreement with our President. On July 1, 2012, our Chief Executive Officer, Sean Lyons, forgave all his accrued compensation to date totaling $6,500.

On September 6, 2012, Ryan Ford and Jesus Diaz both resigned as directors of Shades Holdings Inc. Mr. Diaz also resigned as CFO at this time.

On July 22, 2013, Sean Lyons resigned as director and president of Shades Holdings, Inc.

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

On June 19, 2013, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shades of Fragrances, Inc. (“SOF”) and Omniscent Corp. (“OMNI”), the sole shareholder of SOF. Pursuant to the Share Exchange Agreement entered into on June 21, 2013, the Company issued 24,000,000 shares of common stock to OMNI, in exchange for 1,000,000 shares of common stock of SOF. This represented 100% of the issued and outstanding capital stock of SOF and thus became a wholly-owned subsidiary of the Company. This transaction resulted in a change in ownership.

SOF is a Florida corporation formed on May 14, 2013, which now owns the federal registered trademark (Registration No. 277316) “Phantom” for perfumes and fragrances.

On June 22, 2013, in connection with the Exchange Agreement, Lucien Lallouz (the President and owner of SOF) was appointed Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and President of the Company.

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

As more fully described in Note 10 (Income Taxes) to the consolidated financial statements in the 2012 Form 10-K, all of our U.S. deferred tax assets had full valuation allowances at December 31, 2012 and this continues to be the case at March 31, 2013. We will maintain this valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our U.S. deferred tax assets are realizable.

NOTE 13.    Subsequent events (Continued)

As described, herein, the Company entered into a transaction on June 19, 2013 that resulted in an ownership change as a causing a limitation on the annual use of the net operating loss carryforwards. Utilization of the Company’s net operating loss may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Since the Company has full valuation allowances on its NOLs the Company has not reserved separately for the 382 limitation.

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

ITEM 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky and include . These risks and uncertainties include, but are not limited to, international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Background

From our inception on November 23, 2009 through December 31, 2012, we incurred a cumulative loss of $421,945 and have only generated limited revenues from our business operations. We previously offered and sold high quality, name brand sunglasses and watches to our customers through our wholly-owned subsidiary, Daily Shades, Inc. The high quality, name brand sunglasses were offered at discounts of up to 70% of the manufacturer’s suggested retail price and were offered and sold through our website at www.dailyshades.com, and the high quality, name brand watches were offered at discounts of up to 75% of the manufacturer’s suggested retail price and were offered and sold through our website at www.dailychrono.com. We offered a different pair of sunglasses and a different watch each day to our customers through our websites. We generally offered our sunglasses and watches for a limited period of time and presented the offer as a “daily deal” on our websites. We are also engaged in developing our business infrastructure and we are seeking capital to support the further development of our licensing agreements.

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

New Business

Shades of Fragrances, Inc. (“SOF”) is a fragrance branding company and a wholly owned subsidiary of the Company. SOF owns the federal registered trademark (Registration No. 277316) “Phantom” for perfumes and fragrances.

In connection with the acquisition the Company will become a luxury & lifestyle brand developer, through licensing agreements with emerging fashion designers and established celebrity brands, including our own proprietary trademarks. SOF applies analytical tools and models, which have been proven successful, to identify and leverage the brand’s powerful characteristics. Additionally, on July 2, 2013 the Company appointed David H. Schwanz, formerly a Vice President of Sales at Elizabeth Arden, as President of Shades Of Fragrances, Inc., effective immediately. David’s primary focus will be building a sales team to lead the initiatives of SOF.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Revenues – We previously derived our revenues from the sale of tangible products primarily sunglasses. Our consolidated product sales of sunglasses were $909 and $771 for the three months ended March 31, 2013 and 2012, respectively.

Cost of Product Sales – Our cost of product sales were $546 and $262 for the three months ended March 31, 2013 and 2012, respectively. Our cost of product sales is a direct result of our sales activity. Costs of products sold included unexpected emergency shipping costs and product pricing costs.

Selling General and Administrative Expenses – Operating expenses consisted of advertising expense, accounting and professional expenses, compensation costs, amortization and general administrative expenses. Our analysis of the material components of changes in operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense were $0 and $95 for the three months ended March 31, 2013 and 2012, respectively. Due to limited operating activity our advertising expense was set at minimum levels. Much of our advertising was done by management through social media sites such as Facebook.

Legal and Professional Expense – Legal and consulting professional expenses (including expenses associated with our filings with the regulatory agencies) were $1,085 and $3,008 for the three months ended March 31, 2013 and 2012, respectively. These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Abandoned Asset Acquisition Costs – These expenses relate to the termination of the acquisition of Suncoast and amounted to $2,707 for the three months ended March 31, 2013,

Compensation Costs – Compensation related costs consist of salaries and payroll taxes. These costs were $0 and $1,664 for the three months ended March 31, 2013 and 2012, respectively. Our compensation costs are for our Chief Executive Officer. Our Chief Executive Officer Sean Lyons forgave his accrued salary.

Amortization – Our amortization of intangible assets was $250 and $250 for the three months ended March 31, 2013 and 2012, respectively. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $473 and $538 for the three months ended March 31, 2013 and 2012, respectively. These costs reflect normal operating expenses and other administrative expenses, including, travel and entertainment expenses.

Net Loss – We have reported net loss of $5,956 and $5,046 during the three months ended March 31, 2013 and 2012, respectively. This net loss is a result of the items discussed in the preceding discussion.

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $5,956 during the three months ended March 31, 2013 and $421,945 from inception (November 23, 2009) through March 31, 2013. In addition, we used cash of $1,649 in support of our operating activities during the three months ended March 31, 2013. As of March 31, 2013, we had cash on hand of $294 and a working capital deficit of $159,262. A substantial portion of our working capital is used for accounts payable which is related to professional services consisting mostly of legal and accounting. Since our inception, we have been substantially dependent upon funds raised through the sales of our stock in private placements to sustain our operating activities. Our operating plan will require substantially all available liquid resources and additional financing sources, which we may not be able to achieve, to continue our business operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our preferred method of raising this necessary capital will be to sell shares through stock offerings. Our Registration Statement on Form S-1 (File No. 333-168139), relating to our initial public offering, was declared effective by the SEC on October 25, 2010. Under the registration statement, the Company sold 95,000 shares of common stock at a price of $0.25 per share resulting in cash proceeds of $23,750 during the year ended December 31, 2011. On June 3, 2011, the Company closed the offering under the registration statement. The Company’s focus has been on addressing the regulatory requirements associated with becoming a public company rather than actively offering its shares. The Company intends to begin actively offering its shares to raise the funds necessary to implement its business plan.

We currently do not have any financing commitments (binding or non-binding), and we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations and fully implement the initial phase of our business plan.

The Company issued shares of common stock valued at approximately $180,619 since inception as compensation to service providers and vendors. However, further funding is not assured for the Company to continue as a going concern for a reasonable period, and, ultimately, we need to generate profitable operations to sustain our business activities. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flow from Operating Activities – We used cash of $1,649 in our operating activities during the three months ended March 31, 2013 and $1,442 during the three months ended March 31, 2012.

We recorded a net loss of $5,956 and $5,046 during the three months ended March 31, 2013 and 2012.

Our cash from operating activities also includes cash flow provided by changes in our operating assets and liabilities of $4,057 for the three months ended March 31, 2013 compared to cash flow provided by change in our operating assets and liabilities of $3,354 for the three months ended March 31, 2012.

Our inventory was $2,705 at March 31, 2013 compared to $2,991 at March 31, 2012.

Accounts payable and accrued expenses were $83,360 at March 31, 2013 an increase of $46,420 from $36,940 at March 31, 2012. This use of funds is due to the timing of payments for services accrued during 2012.

Cash Flow from Investing Activities – We used $0 cash in our investing activities during the three months ended March 31, 2013 and 2012.

We have no commitments for the purchase of property and equipment or other long lived assets.

Cash Flow from Financing Activities –We have been substantially dependent on these types of financings since inception.

In March of 2012 we issued an additional $1,000 short term promissory note to the same fund that issued a $6,000 note. In April of 2012 the previous notes along with a new note for $18,000 were combined into one note totaling $25,000 with a one year term. That fund is managed by our former Chief Executive Officer, Sean Lyons. The notes accrued interest at twelve percent per annum for one year with a default clause of an additional $3,000 added to principal. The note is secured by inventory and domains owned by the Company. On June 24, 2013 the note was paid in full in the amount of $28,968.

Additionally, on September 11, 2012, the Company issued a 8% note in the principal amount of $32,500 to an investment fund. The note can be converted into common stock a discount to the market price of the common stock. As previously discussed the note was paid in full for $40,000. The Company also issued to two related parties which were stockholder of the Company 8% notes each in the principal amount $10,000 convertible into common stock at a discount to the market price of the common stock. On June 24, 2013 the note issued to the investment fund was paid in full with cash. The Company issued two additional notes for $700 each during the quarter ended March 31, 2013 to related parties of the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our financial statements for the period ended March 31, 2013 and March 31, 2012. On an on-going basis, we evaluate our estimates, including those related to deferred tax assets and valuation allowance, impairment of long-lived assets and fair value of our financial instruments and equity instruments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Revenue Recognition – Revenue is recognized when sunglasses are shipped. In this quarter we recognized revenue on the sale of sunglasses.

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

Inventories – Inventories consist of retail merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred and included in cost of goods sold. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand.

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

Loss Per Share - The Company uses the guidance set forth under FASB Topic Accounting Standards Codification 260 (Earnings Per Share) for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive. The Company has no potentially dilutive securities for the period ended March 31, 2013 and March 31, 2012.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of March 31, 2013, our disclosure controls and procedures were not effective:

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

PART II – OTHER INFORMATION

ITEM	1 Legal Proceedings

None.

ITEM	1A Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K.

ITEM	2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

The above referenced securities have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). The issuance of these shares was exempted from registration pursuant to Section 4(a)(2) of the Securities Act.

ITEM	3 Defaults Upon Senior Securities

None.

ITEM	4 Mine Safety Disclosures .

Not applicable.

ITEM	5 Other Information

None.

ITEM	6 Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Shades Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Shades Holdings, Inc.

Dated: December 12, 2013	By:	/s/ Lucien Lallouz
Lucien Lallouz
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

