Form 10-Q
period 2013-06-30
SHADES HOLDINGS, INC.
filed 2014-01-28
CIK 1488366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

Shades Holdings, Inc.

(Exact name of registrant as specified in its charter)

_________________

27-1368114	27-1368114	27-1368114
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by SectionS 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☑

Applicable only to corporate issuers:

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

Shades Holdings, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS

	June 30, 2013	December 31, 2012
Current assets:	(unaudited)
Cash	$109,329	$542
Inventory	—	3,053
Total current assets	109,329	3,595
Websites-net	—	1,500
Total assets	$109,329	$5,095

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$8,000	$68,310
Accrued interest	3,880	10,386
Accrued expenses	—	956
Advance from shareholder	2,500	—
Warrant liability	35,310	—
Conversion feature liability	51,595	—
Notes payable- related party	21,400	45,000
Note payable	300,000	32,500
Total current liabilities	422,685	157,151

Stockholders' deficit:
Preferred stock, $0.01 par value; 10,000,000 shares
authorized, none issued or outstanding	—	—

Common stock, $0.0001 par value; 100,000,000 shares
authorized; 31,052,000 and 27,852,000 shares
issued and outstanding, respectively	3,105	2,785
Additional paid in capital	158,646	261,148
Deficit accumulated during development stage	(475,107)	(415,989)
Total stockholders' deficit	(313,356)	(152,056)

Total liabilities and stockholders' deficit	$109,329	$5,095

See Notes to Consolidated Financial Statements

Shades Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	For The Three Months Ended June 30, 2013	For The Three Months Ended June 30, 2012	For The Six Months Ended June 30, 2013	For The Six Months Ended June 30, 2012	For The Period From November 23, 2009 (Date of Inception) To June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$122	$669	$1,032	$1,440	8,793
Cost of goods sold	20	327	565	589	4,864
Gross profit	102	342	466	851	3,929

Legal and professional expense	7,593	22,985	8,678	25,993	363,174
Compensation expense	—	1,664	—	3,328	46,658
Abandoned asset acquisition costs	—	—	—	—	2,707
Advertising	—	55	—	150	984
Amortization	250	250	500	500	3,500
Other general and administrative	859	1,123	3,976	1,661	5,259
Total selling, general and administrative	8,702	26,077	13,154	31,632	422,282

Operating loss	$(8,600)	$(25,735)	$(12,688)	$(30,781)	$(418,353)

Other income (expense)
Gain on settlement of accounts payable	$44,038	$—	$44,038	$—	$44,038
Derivative expense	(51,595)	—	(51,595)	—	(51,595)
Warrant expense	(35,310)	—	(35,310)	—	(35,310)
Interest expense	(1,695)	—	(3,563)	—	(13,887)
Total other income (expense)	$(44,562)	$—	$(46,430)	$—	$(56,754)

Net income (loss)	$(53,162)	$(25,735)	$(59,118)	$(30,781)	(475,107)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
basic and diluted	27,967,912	23,777,000	27,910,276	23,777,000

 See Notes to Consolidated Financial Statements

See Notes to Consolidated Financial Statement

Shades Holdings Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional	Common	During
	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Development Stage	Total

Balance, Nov 23, 2009 (Inception):
Issuance of common stock to founder and president valued at $0.0001 per share	-	$ -	20,000,000	$ 2,000	$ -	$ -	$ -	$ 2,000
Issuance shares of common stock for services for $0.25 per share	-	-	310,000	31	77,469	-	-	77,500
Issuance shares of common stock for cash at $0.01 per share, net	-	-	3,000,000	300	26,343	-	-	26,643
Net loss for December 31, 2009	-	-	-	-	-	-	(4,015)	(4,015)
Balance at December 31, 2009	-	-	23,310,000	2,331	103,812	-	(4,015)	102,128
Issuance shares of common stock for cash at $0.25 per share through private placement	-	-	217,000	22	54,228	-	-	54,250
Common stock payable for services for $0.25 per share	-	-	-	-	-	37,803	-	37,803
Net loss for December 31, 2010	-	-	-	-	-	-	(171,893)	(171,893)
Balance at December 31, 2010	-	-	23,527,000	2,353	158,040	37,803	(175,908)	22,288
Issuance of common stock for services for $0.25 per share	-	-	155,000	15	38,735	(38,750)	-	-
Issuance shares of common stock for cash at $0.25 per share through S1	-	-	95,000	9	23,741	-	-	23,750
Common stock payable for services for $0.25 per share	-	-	-	-	-	25,316	-	25,316
Forgiveness of Common Stock Payable for service	-	-	-	-	-	(24,369)	-	(24,369)
Net loss for December 31, 2011	-	-	-	-	-	-	(79,884)	(79,884)
Balance at December 31, 2011	-	-	23,777,000	2,377	220,516	-	(255,792)	(32,899)
Common stock retired	-	-	(19,600,000)	(1,960)	1,960			-
Unwind of Suncoast Transaction	-	-	19,600,000	1,960	(1,960)	-	-	-
Issuance of common stock for services for $0..01 per share	-	-	4,000,000	400	39,600	-	-	40,000
Issuance of common stock for stock purchase agreement			75,000	8	1,032	-	-	1,040
Issuance of common stock for share exchange agreement			15,500,000	1,550	153,450	-	-	155,000
UnWind of Share exchange			(15,500,000)	(1,550)	(153,450)	-	-	(155,000)
Net loss for December 31, 2012	-	-	-	-	-	-	(160,197)	(160,197)
Balance at December 31, 2012	-	-	27,852,000	2,785	261,148	-	(415,989)	(152,056)
Net loss for March 31, 2013	-	-	-	-	-	-	(5,956)	(5,956)
Balance as of March 31, 2013 (unaudited)	-	-	27,852,000	2,785	261,148	-	(421,945)	(158,012)
Issuance of common stock for share exchange agreement			24,000,000	2,400	(2,400)			-
Common stock retired in exchange for stock in Daily Shades			(19,600,000)	(1,960)	(100,222)			(102,182)
Common stock retired from non-affiliates			(1,200,000)	(120)	120			-
Net loss for June 30, 2013	-	-	-	-	-	-	(53,162)	(53,162)
Balance as of June 30, 2013 (unaudited)	-	$ -	31,052,000	$ 3,105	$ 158,646	$ -	$ (475,107)	$ (313,356)

See Notes to Consolidated Financial Statement

Shades Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			For The Period From
	For The Six Month	For The Six Month	November 23, 2009
	Period Ended	Period Ended	( Inception) To
	June 30, 2013	June 30, 2012	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(59,118)	$(30,781)	$(475,107)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	—	—	152,555
Amortization of website	500	500	3,500
Derivative expense	86,905		86,905
Changes in operating assets and liabilities:
Accounts receivable	—	—
Prepaid expenses	—	—	4,735
Inventories	915	41	(2,137)
Accounts payable	(60,310)	12,182	8,000
Accrued expenses	(6,506)	4,281	(5,550)
Net cash used in operating activities	(37,613)	(13,777)	(227,099)

Cash flows from investing activities:
Acquisition of intangible assets	—	—	(4,500)
Net cash used in investing activities	—	—	(4,500)

Cash flows from financing activities:
Cash received from issuance of common stock	—	—	110,000
Cash paid for stock issuance costs	—	—	(3,357)
Cash received from notes payable - related party	—	19,000	60,438
Cash paid to repay notes payable - related party	(21,100)	—	(21,100)
Cash received from notes payable	200,000		227,447
Cash paid to repay notes payable	(32,500)	—	(32,500)
Net cash provided by financing activities	146,400	19,000	340,928

Net increase(decrease) in cash and cash equivalents	108,787	5,223	109,329
Cash and cash equivalents at beginning of year	542	1,015	—
			—
Cash and cash equivalents at end of period	$109,329	$6,238	$109,329

Supplemental disclosures:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

See Notes to Consolidated Financial Statements

Shades Holdings Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The Company – Shades Holdings Inc. (the “Company”) was organized in Florida on November 23, 2009. The Company is in the development stage.

Nature of Business – Until June 19, 2013, the Company was a developmental-stage company engaged in the acquisition and marketing of luxury brand sunglasses. In June 2013, the Company acquired certain trade names and trademarks, an Internet address, and logos, through its newly acquired wholly owned subsidiary, Shades Of Fragrances, Inc., that are used in connection with a branded fragrance products for men and women known as Phantom The Fragrance. On June 19, 2013 the Company also sold its wholly owned subsidiary Daily Shades, Inc., to the Company’s then-chief executive officer and principal stockholder, in exchange for the return of 19,600,000 shares of its common stock for cancellation. In connection with these transactions, the Company also issued a $100,000 convertible promissory note described below in Note 5.

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

NOTE 2. GOING CONCERN

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period. However, we have incurred net loss of $59,118 and $ 30,781 for the six months ended June 30, 2013 and 2012, respectively. Additionally our cumulative losses were $475,107 through June 30, 2013. Our revenues are minimal. In addition, during the six months ended June 30, 2013 and 2012 we used cash of $37,613 and $13,777, respectively, in our operating activities. Since our inception, we have been substantially dependent upon funds raised through the sale of common stock. We will need to obtain additional financing to implement our business plan. We may not be successful unless we can successfully market our products and generate revenue sufficient to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits sufficient to become financially viable. Since inception through June 30, 2013 we raised $110,000 from the sale of common stock and $200,000 in non convertible debt as described in note 5, below. We cannot give any assurances regarding the success of our current

NOTE 2. GOING CONCERN (continued)

operations or our ability to raise adequate capital to finance our operations.

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

Principles of Consolidation – Our consolidated financial statements include the accounts of Shades Holdings, Inc. and its wholly owned subsidiaries, Daily Shades, Inc. until sale and Shades of Fragrance, Inc. from acquisition. All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible assets – The Websites are recorded at cost and have a finite life. The websites are amortized over the estimated periods of benefit of three years. The websites are the property of Daily Shades, Inc. and therefore part of the sale. Shades of Fragrance , the Company’s wholly owned subsidiary owns the federal registered trademark (Registration No. 277316) “Phantom” for perfumes and fragrances.

Loss Per Share - The Company uses the guidance set forth under FASB topic ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive. The Company has no potentially dilutive securities at June 30, 2013 and June 30, 2012.

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

All cash and cash equivalents are considered Level 1 measurements for all periods presented. We do not have any financial instruments classified as Level 2. We have recorded a conversion feature liability in regards to a convertible note issued in the six months ended June 30, 2013, which are Level 3 and are further described below in note 6.

The Company carries cash and cash equivalents, inventory, and accounts payable and accrued expense at historical cost which approximates the fair value because of the short-term nature of these instruments.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4. INTANGIBLE ASSETS

The Company’s intangible assets are comprised of the following:

	June 30, 2013	December 31, 2012
	(unaudited)	(unaudited)
Website development	$—	$4,500
Accumulated amortization	—	(3,000)
Website, net	$—	$1,500

Amortization expense amounted to $250 for the three months ended June 30, 2013 and 2012, respectively and $500 for the six months ended June 30, 2013 and 2013, respectively. The website was an asset of Daily Shades, Inc. which was sold to the Company’s then-chief executive officer and principal stockholder on June 19, 2013 (see Note 1).

NOTE 5. NOTES PAYABLE

On September 11, 2012, the Company issued a 8% note in the principal amount of $32,500 to Asher Enterprises, Inc., an investment fund. The Note was convertible into common stock at a discount to the market price of the common stock. On June 24, 2013, the Company paid $40,000 to Asher Enterprises, Inc. in full satisfaction of the convertible note.

On June 18, 2013, the Company entered into and closed a securities purchase agreement with an accredited investor pursuant to which the Company issued to the investor a promissory note in the principal amount of $200,000 (the “Note”), and five-year warrants to purchase an aggregate of 1,100,000 shares of common stock with an exercise price of $0.01. Repayment of the Note is due June 18, 2014 and bears interest at the rate of 8% per year, which is payable upon maturity.

On June 18, 2013, in connection with the Exchange Agreement (see Note 8), the Company issued a convertible promissory note (the “Convertible Note”), in the principal amount of $100,000, to various parties who were previous shareholders. The Convertible Note is convertible into shares of the Company’s common stock at a variable conversion price equal to 80% of the closing price of the common stock for the trading day preceding the conversion date. Repayment of the Convertible Note is due in monthly installments, each in the amount of 10% of the principal amount, commencing June 19, 2014.

On June 19, 2013, the Company as part of the share exchange agreement issued the prior controlling shareholder and two other existing shareholders (“Shareholders”) an 8% Convertible Note (the “Note”) in the total amount of $100,000 with interest accruing one year after the date of issuance. As of June 30, 2013, the Company has accrued no interest in connection with this Note.

The Note accrues interest at the annual rate of 8% starting June 19, 2014. 10% of the principal is repayable starting June 19, 2014 and continuing at same percentage per month until entire principal and interest is paid in full; if the Shareholders have not converted beforehand. Shareholders have the option to convert the outstanding principal and interest on the Note into shares of the Company’s common stock at a discount of 20% of the Company’s common stock price. In accordance with ASC 470, “Accounting for Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Note is considered to have a beneficial conversion feature as the effective conversion price will be less than the Company’s stock price.  In addition, in accordance with ASC 815 the conversion feature is considered to be a derivative instrument as the conversion price varies based on the trading price of the Company’s common stock and the potential number of common shares to be issued upon conversion is variable up to an infinite amount of shares.

The conversion feature embedded in the note payable has not been triggered as of June 30, 2013 and therefore the Company has not recorded a conversion feature liability or a corresponding debt discount on the accompanying consolidated balance sheet at June 30, 2013.

NOTE 6. DERIVATIVE LIABILITIES

Under ASC 815, share-linked contracts which contain full ratchet anti-dilution provisions are not considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in ASC 815-10-15-74. The application of this standard required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of the consensus we are required to classify our Warrants, at their fair value to liabilities. ASC 815 “Derivatives and Hedging” requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The following tables summarize the components of derivative liabilities as of June 30, 2013, December 31, 2012 and activity in our derivative liability balances during the year:

		Exercise	Expiration Date	June 30,	December 31,
Securities		Price		2013	2012

Warrants:

Class A Warrants		$0.01	18-Jun-18	1,100,000	-

Total				1,100,000	-

			December 31,	Derivative	June 30,
			2012	gains/(losses)	2013

Class A Warrants			$ -	$ 35,310	$ 35,310

Trading Market Value	0.04
Term (years)	5.00
Volatility	61.43%
Risk-free rate	0.13%
Option Price	0.0321

 NOTE 6. DERIVATIVE LIABILITIES(continued)

Fair value of financial instruments is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy.

The conversion feature embedded within the Company’s convertible notes payable does not have fixed settlement provisions because the note converts at a 20% discount at the option of the holder and the conversion price may be lowered if the Company issues securities at lower prices in the future.

The derivative liabilities were valued using the Binomial option pricing model and the following assumptions on the following dates:

		June 30, 2013
Embedded Conversion Feature:
Risk-free interest rate		0.13%
Expected volatility		61.43%
Expected life (in years)		1.83
Expected dividend yield		—

Number of shares, if converted		3,125,000

Fair value	$	51,595

The risk-free interest rate was based on rates established by the Federal Reserve. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued. The expected dividend yield was based upon the fact that the Company has not historically paid dividends on its common stock, and does not expect to pay dividends on its common stock in the future.

Fair Value Measurement

Valuation Hierarchy

ASC 820, “Fair Value Measurements and Disclosures,” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad

NOTE 6. DERIVATIVE LIABILITIES(continued)

levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2013:

		Fair Value Measurements at June 30, 2013
	Total Carrying Value at June 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Conversion feature liability	$51,595	$—	$—	$51,595

The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities approximate their fair value due to their short maturities. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting department, who reports to the Principal Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting department and are approved by the Principal Financial Officer.

Level 3 Valuation Techniques

Level 3 financial liabilities consist of the conversion feature liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement.

As of June 30, 2013, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

NOTE 6. DERIVATIVE LIABILITIES(continued)

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2013	June 30, 2013
Beginning balance	$—	—
Recognition of conversion feature liability	51,595	51,595
Net unrealized loss (gain) on conversion feature liability	—	—

Ending balance $ 51,595 51,595

NOTE 7. NOTES PAYABLE TO RELATED PARTIES

The Company had notes payable outstanding to certain related parties as follows:

	June 30, 2013	December 31, 2012
Note payable issued to Vince Vellardita on September 11, 2012 in the amount of $10,000, maturing on June 13, 2013 plus interest at the rate of 8% per annum	$10,000	$10,000
Note payable issued to DM Opportunity Fund, LLC on September 11, 2012 in the amount of $10,000, maturing on June 13, 2013 plus interest at the rate of 8% per annum	10,000	10,000
Notes payable to related parties in March 2013 in the amount of $700 each, due on demand and bearing interest at 8% per annum	1,400	—
Total	$21,400	$20,000

We also utilize, rent free, office space leased by a non-affiliated entity of our president.

NOTE 8. ADVANCE FROM SHAREHOLDER

During the six months ended June 30, 2013, the Company received an aggregate of $2,500 of cash advances from a shareholder of the Company.  The advances were non-interest bearing and short-term in nature.

NOTE 9. ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expenses for the three months ended June 30, 2013 and 2012, were $0 and $55, respectively.

NOTE 10. ACQUISITIONS

On June 19, 2013, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shades of Fragrances, Inc. (“SOF”) and Omniscent Corp. (“OMNI”), the sole shareholder of SOF. Pursuant to the Exchange Agreement, which closed on June 21, 2013, the Company issued 24,000,000 shares of common stock to OMNI, in exchange for 1,000,000 shares of common stock of SOF. These 1,000,000 shares represented 100% of the issued and outstanding capital stock of SOF, which thus became a wholly-owned subsidiary of the Company. This transaction resulted in a change in ownership.

SOF is a Florida corporation formed on May 14, 2013, which owns the federal registered trademark (Registration No. 277316) “Phantom” for perfumes and fragrances.

On June 19, 2013, the Company entered into stock purchase agreement with Sean Lyons, pursuant to which, on June 21, 2013, the Company sold its 100% interest in Daily Shades Inc. a subsidiary of Shades Holdings Inc., in consideration of the return to the Company of 19,600,000 shares of the Company’s As additional consideration to some of the previous control shareholders, the Company issued a convertible promissory note in the amount of $100,000, as further described in Note 5 above.

NOTE 11. EQUITY TRANSACTIONS

We have 10,000,000 authorized shares of preferred stock with a par value of $0.01 per share none of which is issued and outstanding.

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

In 2010, we sold 217,000 shares of our common stock to accredited investors resulting in cash proceeds of $54,250 to the Company.

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

On December 17, 2009 the Company entered into a one year consulting agreement with the Tyler Ryan Group (TRG) to provide services on content and social media content. In consideration for the services preformed, the Company compensated TRG at $500 a month and issued 40,000 shares of our common. Their services were extended at a monthly fee of $500.

The total number of the Company’s common shares issued for services in the fourth quarter of 2009 was 310,000 shares and were valued at $77,500.

NOTE 12. EQUITY –BASED PAYMENTS TO NON-EMPLOYEES

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

 NOTE 13. INCOME TAXES

There is no provision for income taxes for the six month period ending June 30, 2013 or the year ended December 31, 2012. Therefore there are no current and deferred taxes for the same periods.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	June 30, 2013	December 31, 2012
Federal statutory rate	34.00%	34.00%
State taxes, net of federal effect	3.63	3.63
Total federal, state and local tax rate, net	(44.13)	(44.13)
Valuation allowance	44.13	44.13
Effective income tax rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows:

	June 30, 2013	December 31, 2012

Net operating loss carry forwards	$ 178,783	$ 144,684
Valuation allowance	(178,783)	(144,684)
Deferred taxes	$ -	$ -

We had net operating losses from November 23, 2009 (inception) through the period ended June 30, 2013. We have provided no current income tax expense or benefit due to the losses incurred. Our net operating losses from inception amount to $475,107, which is available for carry forward subject to Section 382 limitation from Exchange Transaction. In the event the Company becomes profitable and owes tax, the Section 382 would limit the net operating loss at approximately $25,000 per year. The net operating losses are carried forward for up to twenty years and available to offset future taxable income, if any. The Company has provided a valuation allowance for the deferred tax benefit resulting from the net operating loss carryover. The valuation allowance is being applied because of the limited operating history of the Company and inability to predict taxable income going forward. In addressing the potential impact of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), we performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of June 30, 2013.

As more fully described in Note 10 (Income Taxes) to the consolidated financial statements in the 2012 Form 10-K, all of our U.S. deferred tax assets had full valuation allowances at December 31, 2012 and this continues to be the case at June 30, 2013. We will maintain this valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our U.S. deferred tax assets are realizable.

As described, herein, the Company entered into a transaction on June 19, 2013 that resulted in an ownership change causing a limitation on the annual use of the net operating loss carryforwards. Utilization of the Company’s net operating loss may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Since the Company has full valuation allowances on its NOLs the Company has not reserved separately for the 382 limitation.

NOTE 14. Compensation Agreements and other matters

Employment Compensation — We have not entered into an employment agreement or non-competition agreement with our President. On July 1, 2012, our Chief Executive Officer, Sean Lyons, forgave all his accrued compensation to date totaling $6,500.

On September 6, 2012, Ryan Ford and Jesus Diaz both resigned as directors of Shades Holdings Inc. Mr. Diaz also resigned as CFO at this time.

On June 19, 2013, in connection with the Exchange Agreement, Lucien Lallouz (the President and owner of SOF) was appointed Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and President of the Company, and Sean Lyons resigned as officer of the Company.

On July 8, 2013, Sean Lyons resigned as director of Shades Holdings, Inc.

 NOTE 15.    Subsequent events

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

Background

From our inception on November 23, 2009 through June 30, 2013, we incurred a cumulative loss of $475,107 and have only generated limited revenues from our business operations. We previously offered and sold high quality, name brand sunglasses and watches to our customers through our wholly-owned subsidiary, Daily Shades, Inc. The high quality, name brand sunglasses were offered at discounts of up to 70% of the manufacturer’s suggested retail price and were offered and sold through our website at www.dailyshades.com, and the high quality, name brand watches were offered at discounts of up to 75% of the manufacturer’s suggested retail price and were offered and sold through our website at www.dailychrono.com. We offered a different pair of sunglasses and a different watch each day to our customers through our websites. We generally offered our sunglasses and watches for a limited period of time and presented the offer as a “daily deal” on our websites. We are also engaged in developing our business infrastructure and we are seeking capital to support the further development of our licensing agreements.

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

On June 19, 2013, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Shades of Fragrances, Inc. (“SOF”) and Omniscent Corp. (“OMNI”) (the sole shareholder of SOF). Pursuant to the Exchange Agreement, which closed on June 21, 2013, the Company issued 24,000,000 shares of common stock to OMNI, resulting in a change in control of the Company, in exchange for 1,000,000 shares of common stock of SOF, representing 100% of the issued and outstanding capital stock of SOF, and SOF thus became a wholly-owned subsidiary of the Company.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

Revenues – We previously derived our revenues from the sale of tangible products primarily sunglasses. Our consolidated product sales of sunglasses were $122 and $669 for the three months ended June 30, 2013 and 2012, respectively.

Cost of Product Sales – Our cost of product sales were $20 and $327 for the three months ended June 30, 2013 and 2012, respectively. Our cost of product sales is a direct result of our sales activity. Costs of products sold included unexpected emergency shipping costs and product pricing costs.

Selling General and Administrative Expenses – Operating expenses consisted of advertising expense, accounting and professional expenses, compensation costs, amortization and general administrative expenses. Our analysis of the material components of changes in operating expenses are as follows:

Advertising and Promotion – Advertising and promotion expense were $0 and $55 for the three months ended June 30, 2013 and 2012, respectively. Due to limited operating activity our advertising expense was set at minimum levels. Much of our advertising was done by management through social media sites such as Facebook.

Legal and Professional Expense – Legal and consulting professional expenses (including expenses associated with our filings with the regulatory agencies) were $7,593 and $22,985 for the three months ended June 30, 2013 and 2012, respectively. These costs include fees relating to professional consulting for information technology services and accounting services and external audit related expenses. Our fees for these services will continue as these services support our operations.

Compensation Costs – Compensation related costs consist of salaries and payroll taxes. These costs were $0 and $1,664 for the three months ended June 30, 2013 and 2012, respectively. Our compensation costs are for our Chief Executive Officer. Our Chief Executive Officer Sean Lyons forgave his accrued salary.

Amortization – Our amortization of intangible assets was $250 and $250 for the three months ended June 30, 2013 and 2012, respectively. The expense is related to the amortization of our website over its useful life.

Other General and Administrative – These costs and expenses include general office expenses. Our general and administrative costs were $859 and $1,123 for the three months ended June 30, 2013 and 2012, respectively. These costs reflect normal operating expenses and other administrative expenses, including, travel and entertainment expenses.

Gain from Extinguishment of accounts payable – These extraordinary gains were from the negotiation of legal and professional fees from previous periods that were written down or written off. Our gain from extinguishment of accounts payable was $44,038 and $0 for the three months ended June 30, 2013 and 2012, respectively.

Derivative expense – The Company has derivative expense related to 1,100,000 warrants issued to an accredited investor in connection with a note and from the fair value of the conversion feature associated with the $100,000 note issued to previous shareholders; the Derivative expense for the three month period ended June 30, 2011 was $86,905 compared to $0 for the three month period ended June 30, 2012. Our derivative income represents a change in the fair value of our derivative warrants. Since derivative financial instruments are initially and subsequently carried at fair values, our derivative income/expense will reflect the volatility in these estimates and assumption changes. See Note 9 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

Net Loss – We have reported net loss of $53,162 and $25,735 during the three months ended June 30, 2013 and 2012, respectively. This net loss is a result of the items discussed in the preceding discussion.

Liquidity and Capital Resources

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $53,162 during the three months ended June 30, 2013 and $475,107 from inception (November 23, 2009) through June 30, 2013. In addition, we used cash of $37,613 in support of our operating activities during the six months ended June 30, 2013. As of June 30, 2013, we had cash on hand of $109,329 and a working capital deficit of $313,356. A substantial portion of our working capital is used for accounts payable which is related to professional services consisting mostly of legal and accounting. Since our inception, we have been substantially dependent upon funds raised through the sales of our stock in private placements to sustain our operating activities. Our operating plan will require substantially all available liquid resources and additional financing sources, which we may not be able to achieve, to continue our business operations. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The Company issued shares of common stock valued at approximately $152,555 since inception as compensation to service providers and vendors. However, further funding is not assured for the Company to continue as a going concern for a reasonable period, and, ultimately, we need to generate profitable operations to sustain our business activities. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flow from Operating Activities – We used cash of $37,613 in our operating activities during the six months ended June 30, 2013 and $1,442 during the six months ended June 30, 2012.

We recorded a net loss of $59,118 and $30,781 during the six months ended June 30, 2013 and 2012.

Our cash from operating activities also includes cash flow provided by changes in our operating assets and liabilities of $ 65,901 for the six months ended June 30, 2013 compared to cash flow provided by change in our operating assets and liabilities of $16,504 for the six months ended June 30, 2012.

Our inventory was $0 at June 30, 2013 compared to $3,104 at June 30, 2012.

Accounts payable and accrued expenses were $11,880 at June 30, 2013 a decrease of $38,142 from $50,022 at June 30, 2012. This use of funds is due to the timing of payments for services accrued during 2013.

Cash Flow from Investing Activities – We used $0 cash in our investing activities during the three months ended June 30, 2013 and 2012.

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

Additionally, on September 11, 2012, the Company issued a 8% note in the principal amount of $32,500 to an investment fund. The note was convertible into common stock a discount to the market price of the common stock. The Company also issued to two related parties which were stockholders of the Company 8% notes each in the principal amount $10,000 convertible into common stock at a discount to the market price of the common stock. On June 24, 2013 the note issued to the investment fund was paid in full with cash. The Company issued two additional notes for $700 each during the quarter ended June 30, 2013 to related parties of the Company.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. For a description of those estimates, see Note 3, Summary of Significant Accounting Policies, contained in the explanatory notes to our financial statements for the period ended June 30, 2013 and June 30, 2012. On an on-going basis, we evaluate our estimates, including those related to deferred tax assets and valuation allowance, impairment of long-lived assets and fair value of our financial instruments and equity instruments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Loss Per Share - The Company uses the guidance set forth under FASB Topic Accounting Standards Codification 260 (Earnings Per Share) for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if they would be anti-dilutive. The Company has no potentially dilutive securities for the period ended June 30, 2013 and June 30, 2012.

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

ITEM 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013. This evaluation was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In addition, the evaluation’s goal was to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective due to the material weaknesses in our internal controls described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following four material weaknesses which have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures were not effective:

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

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

None.

ITEM 1A Risk Factors

Not Applicable.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults Upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures .

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Shades Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shades Holdings, Inc.

Dated: January 28, 2014	By:	/s/ Lucien Lallouz
Lucien Lallouz
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

